Form 10QSB
period 1998-09-30
WESTLAKE CAPITAL CORP
filed 1998-11-12
CIK 1056617

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 1998


                       Commission File Number: 0-23845


                           Westlake Capital Corp.
        ----------------------------------------------------------------
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

                            Yes X             No___


As of September 30, 1998, the Registrant had 2,000,00 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of September 30, 1998
              and December 31, 1997                                3

              Statement of Operations, Three Months
              Ended September 30, 1998                             4

              Statement of Operations, Nine Months
              Ended September 30, 1998                             5

              Statement of Cash Flows Nine Months
              Ended September 30, 1998                             6

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                          WESTLAKE CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                  1998            1997
                                              ------------     -----------

Current Assets
 Cash                                         $       923      $        -
                                              -----------      ----------
  Total Current Assets                                923               -

Organization costs, net of amortization               467              50
Stock subscriptions receivable                          -          10,000
Deferred offering costs                             7,500               -
                                              -----------      ----------

  Total Assets                                $     8,890      $   10,050
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                         $       612      $        -
     Advances payable, related parties              1,000               -
                                              -----------      ----------
  Total Current Liabilities                         1,612               -
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                          2,700               -
Accumulated deficit                                (5,472)              -
                                              -----------      ----------
Total Stockholders' Equity                          7,278          10,050
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     8,890      $   10,050
                                              ===========      ==========



The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                   Three Months Ended September 30, 1998



Revenues                                 $         -
                                         -----------

Operating Expenses:
     Amortization                                 28
     Professional fees                         1,212
     Rent                                        300
     Advertising                                 448
     Other                                        51
                                         -----------
       Total Operating Expenses                2,039
                                         -----------

Net Loss                                 $    (2,039)
                                         -----------

Per Share                                $       nil
                                         ===========

Weighted Average Number of Shares
 Outstanding                               2,000,000
                                         ===========





















The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                    Nine Months Ended September 30, 1998



Revenues                                 $         -
                                         -----------
Operating Expenses:
     Amortization                                 83
     Professional fees                         3,412
     Rent                                        900
     Advertising                                 995
     Other                                        82
                                         -----------
       Total Operating Expenses                5,472
                                         -----------

Net Loss                                 $    (5,472)
                                         -----------

Per Share                                $       nil
                                         ===========

Weighted Average Number of Shares
 Outstanding                               2,000,000
                                         ===========






















The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                   Nine Months Ended September 30, 1998



Cash Flows from Operating Activities:
     Net (loss)                                        $   (5,472)
     Amortization                                              83
     Increase in accounts payable                             612
                                                       ----------

  Net Cash (Used in) Operating Activities                  (4,777)
                                                       ----------


Cash Flows from Investing Activities                            -
                                                       ----------

Cash Flows from Financing Activities:
     Decrease in stock subscriptions receivable            10,000
     (Increase) in organization costs                        (500)
     (Increase) in deferred offering costs                 (7,500)
     Increase in advances, related parties                  1,000
     Increase in additional paid-in capital                 2,700
                                                       ----------

  Net Cash Provided by Financing Activities                 5,700
                                                       ----------

Increase in Cash                                              923

Cash, Beginning of Period                                       -
                                                       ----------

Cash, End of Period                                    $      923
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========










The accompanying notes are an integral part of the financial statements.

                             WESTLAKE CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 1998 (Unaudited)


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

                                  ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Westlake Capital Corp. (the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended September 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1998, the Company had no material commitments for capital expenditures.

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



                                    WESTLAKE CAPITAL CORP.



Date:  September 10, 1998            By:/s/ Joseph J. Peirce
                                        Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically