Form 10QSB
period 1999-03-31
WESTLAKE CAPITAL CORP
filed 1999-05-14
CIK 1056617

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended March 31, 1999


                       Commission File Number: 0-23845


                           Westlake Capital Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                     91-1240090
-------------------------------           ---------------------------------
(State of other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


                          5770 South Beech Court
                       Greenwood Village, Colorado  80121
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

                            Yes X             No___


As of March 31, 1999, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of March 31, 1999
              and December 31, 1997                                3

              Statement of Operations, Three Months
              Ended March 31, 1999                                 4

              Statement of Cash Flows Three Months
              Ended March 31, 1999                                 5

              Notes to Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           7

Part II.  Other Information                                        8

                          WESTLAKE CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                March 31      December 31
                                                  1999            1998
                                              ------------     -----------

Current Assets
 Cash                                         $        84      $      292
                                              -----------      ----------
  Total Current Assets                                 84             292

Organization costs, net of amortization             6,037           6,440
                                              -----------      ----------

  Total Assets                                $     6,121      $    6,732
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                         $     1,538      $      471
     Advances payable, related parties              1,221           1,000
                                              -----------      ----------
  Total Current Liabilities                         2,759           1,471
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                          4,500           3,600
Accumulated deficit                               (11,188)         (8,389)
                                              -----------      ----------
Total Stockholders' Equity                          3,362           5,261
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     6,121      $    6,732
                                              ===========      ==========





The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                      Three Months Ended March 31, 1999



Revenues                                 $         -
                                         -----------

Operating Expenses:
     Amortization                                403
     Professional fees                         2,018
     Rent                                        300
     Other                                        78
                                         -----------
       Total Operating Expenses                2,799
                                         -----------

Net Loss                                 $    (2,799)
                                         -----------

Per Share                                $       nil
                                         ===========

Weighted Average Number of Shares
 Outstanding                               2,000,000
                                         ===========
























The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                      Three Months Ended March 31, 1999



Cash Flows from Operating Activities:
     Net (loss)                                        $   (2,799)
     Amortization                                             403
     Increase in accounts payable                           1,067
                                                       ----------

  Net Cash (Used in) Operating Activities                  (1,329)
                                                       ----------


Cash Flows from Investing Activities                            -
                                                       ----------

Cash Flows from Financing Activities:
     Increase in advances, related parties                    221
     Increase in additional paid-in capital                   900
                                                       ----------

  Net Cash Provided by Financing Activities                 1,121
                                                       ----------

(Decrease) in Cash                                           (208)

Cash, Beginning of Period                                     292
                                                       ----------

Cash, End of Period                                    $       84
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========











The accompanying notes are an integral part of the financial statements.

                             WESTLAKE CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Westlake Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Westlake Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Westlake Capital Corp. later in the year.

The management of Westlake Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)   Subsequent Event

The Company entered into a letter of intent dated May 3, 1999 whereby the Company would acquire all the issued and outstanding stock of an entity in exchange for 8,000,000 restricted shares of no par value common stock of the Company.

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

The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1999, the Company had no material commitments for capital expenditures.

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



                                    WESTLAKE CAPITAL CORP.



Date: May 14, 1999                  By:/s/ Joseph J. Peirce
                                       Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically