Form 10QSB
period 1999-06-30
WESTLAKE CAPITAL CORP
filed 1999-08-06
CIK 1056617

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended June 30, 1999


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

                            Yes X             No___


As of June 30, 1999, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended June 30, 1999                                  4

              Statement of Operations, Six Months
              Ended June 30, 1999                                  5

              Statement of Cash Flows, Six Months
              Ended June 30, 1999                                  6

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                          WESTLAKE CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                June 30      December 31
                                                  1999            1998
                                              ------------     -----------

Current Assets
 Cash                                         $        19      $      292
                                              -----------      ----------
  Total Current Assets                                 19             292

Organization costs, net of amortization             5,635           6,440
                                              -----------      ----------

  Total Assets                                $     5,654      $    6,732
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                         $     1,571      $      471
     Advances payable, related parties              1,000           1,000
                                              -----------      ----------
  Total Current Liabilities                         2,571           1,471
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                          5,400           3,600
Accumulated deficit                               (12,367)         (8,389)
                                              -----------      ----------
Total Stockholders' Equity                          3,083           5,261
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     5,654      $    6,732
                                              ===========      ==========




The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                   Three Months Ended June 30, 1999



Revenues                                 $         -
                                         -----------

Operating Expenses:
     Amortization                                402
     Professional fees                           447
     Rent                                        300
     Other                                        29
                                         -----------
       Total Operating Expenses                1,178
                                         -----------

Net Loss                                 $    (1,178)
                                         -----------

Per Share                                $       nil
                                         ===========

Weighted Average Number of Shares
 Outstanding                               2,000,000
                                         ===========





















The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                        Six Months Ended June 30, 1999



Revenues                                 $         -
                                         -----------

Operating Expenses:
     Amortization                                805
     Professional fees                         2,466
     Rent                                        600
     Other                                       106
                                         -----------
       Total Operating Expenses                3,977
                                         -----------

Net Loss                                 $    (3,977)
                                         -----------

Per Share                                $       nil
                                         ===========

Weighted Average Number of Shares
 Outstanding                               2,000,000
                                         ===========





















The accompanying notes are an integral part of the financial statements.

                           WESTLAKE CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                        Six Months Ended June 30, 1999



Cash Flows from Operating Activities:
     Net (loss)                                        $   (3,977)
     Amortization                                             805
     Increase in accounts payable                           1,099
                                                       ----------

  Net Cash (Used in) Operating Activities                  (2,073)
                                                       ----------


Cash Flows from Investing Activities                            -
                                                       ----------

Cash Flows from Financing Activities:
     Increase in additional paid-in capital                 1,800
                                                       ----------

  Net Cash Provided by Financing Activities                 1,800
                                                       ----------

(Decrease) in Cash                                           (273)

Cash, Beginning of Period                                     292
                                                       ----------

Cash, End of Period                                    $       19
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========










The accompanying notes are an integral part of the financial statements.

                             WESTLAKE CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999 (Unaudited)


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

The Company generated no revenues during the quarter ended June 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1999, the Company had no material commitments for capital expenditures.

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



                                    WESTLAKE CAPITAL CORP.



Date: August 5, 1999                By:/s/ Joseph J. Peirce
                                       Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically