Form 10QSB
period 2000-03-31
GO ONLINE NETWORKS CORP
filed 2000-05-15
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  ______________  to  ______________.

                     COMMISSION  FILE  NUMBER  1-23845

                     GO  ONLINE  NETWORKS  CORPORATION
        (Exact  name  of  registrant  as  specified  in  its  charter)

          DELAWARE                                       33-0873993
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                       5681 BEACH BOULEVARD, SUITE 101/100
                        BUENA PARK, CALIFORNIA     90621
             (Address of principal executive offices)     (Zip Code)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (714)  736-0988

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  __X__     No _____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                              OUTSTANDING AT MARCH 31, 2000
-----                                              -----------------------------

Common stock, no par value                                            81,956,843

Transitional  Small  Business  Disclosure  Format.  Yes _____  No  __X__.

                         GO  ONLINE  NETWORKS  CORPORATION

                                      INDEX


                                                                       PAGE NO.

PART  I     Financial  Information
-------     ----------------------

            Review Report of Independent Certified Public Accountants         3

            Consolidated  Balance  Sheets as of March 31, 2000 (Unaudited)
            and December31, 2000                                              4

            Consolidated  Statements  of Operations, Three Months Ended
            March 31, 2000, and March 31, 1999 (Unaudited)                    5

            Consolidated  Statements  of Cash Flows, Three Months Ended
            March 31, 2000, and March 31, 1999 (Unaudited)                    6

            Notes to Condensed Consolidated Financial Statements              7

            Management's Discussion and Analysis of Financial Conditions
            and Results of Operations                                        10


PART  II    Other  Information
--------    ------------------

            Item 1     Legal Proceedings                                     13

            Item 2     Changes in Securities                                 13

            Item 3     Defaults Upon Senior Securities                       13

            Item 4     Submission of Matters to a Vote of Security Holders   13

            Item 5     Other Information                                     13

            Item 6     Exhibits and Reports on Form 8-K                      14

                        PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  INFORMATION



            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The  Board  of  Directors
Go  Online  Networks  Corporation
Buena  Park,  California  90621

We have reviewed the accompanying consolidated balance sheet of Go Online Networks Corporation as of March 31, 2000, and the related consolidated statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Go Online Networks Corporation.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/  Miller  and  McCollom


Miller  and  McCollom
Certified  Public  Accountants
7400  West  14th  Avenue,  Suite  10
Lakewood,  CO  80215


May  6,  2000

                       GO ONLINE NETWORKS CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  MARCH 31, 2000         DECEMBER 31,
                                                                      (UNAUDITED)                1999
                                                                     ------------  ------------------

Current assets:
   Cash                                                              $   201,684   $           25,921
   Other current assets                                                   39,369               18,503
                                                                     -----------   ------------------
      Total current assets                                               241,053               44,424

Designs and trademarks, net of accumulated amortization of $35,333 and $29,164 at March 31, 2000 and December 31, 1999,
     respectively
                                                                          16,667               20,833
Security deposits                                                          5,282                5,282
Equipment, net of accumulated depreciation of $144,378 and $96,569
     at March 31, 2000 and December 31, 1999, respectively               862,697              758,812
                                                                     -----------   ------------------
         Total assets                                                $ 1,125,699   $          829,351
                                                                     ===========   ==================


                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                             $   428,907   $          505,399
   Notes payable and accrued interest                                    138,261              136,467
   Unearned revenue                                                       60,000              120,000
   Advance from and accrued expenses to officer                          566,687              492,687
   Current portion of Series A, 8% convertible note payable              500,000                    -
                                                                    ------------    -----------------
      Total current liabilities                                        1,693,855            1,254,553


Series A, 8% convertible promissory note                                 500,000                    -
Convertible debentures (Notes 4 and 11)                                        -              538,462
                                                                    ------------    -----------------
      Total liabilities                                                2,193,855            1,793,015
                                                                    ------------    -----------------

Commitments and contingencies (Notes 1, 2, and 7)                              -                    -

Stockholders' (deficit):
   Convertible preferred stock, no par value, 10,000,000 shares
      authorized, 638,333 shares issued and outstanding                  168,883              168,883

   Common stock, no par value, 100,000,000 shares
      authorized, 81,956,843 and 75,181,843 shares issued and
      outstanding as of March 31, 2000 and December 31, 1999,
      respectively                                                     8,631,189            7,678,689

   Accumulated (deficit)                                              (9,868,228)          (8,811,236)
                                                                     ------------    -----------------
      Total stockholders' (deficit)                                   (1,068,156)            (963,664)
                                                                     ------------    -----------------

         Total liabilities and stockholders' (deficit)               $ 1,125,699   $          829,351
                                                                    =============  ===================


                   The accompanying  condensed  notes  are  an
                    integral part of the financial statements

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months         Three Months
                                          Ended  March  31,    Ended  March  31,
                                                       2000                 1999
                                          -----------------    -----------------

Revenue
   Sales and other revenue                      $   109,222     $         -
   Less:  cost of sales                               8,791               -
                                          -----------------    -----------------
                                                    100,431               -
Expenses:
   Amortization and depreciation                     50,255          12,992
   Rent                                               8,415          15,500
   Legal and professional fees                      143,664          35,739
   Contract services, salaries and payroll taxes    179,436          15,500
   Compensation, officer                             24,000          24,000
   Other                                            150,516          29,109
                                          -----------------    -----------------
Total operating expenses                            556,286         132,840
                                          -----------------    -----------------
Net (loss) before other income (expense)           (455,855)       (132,840)

Other income (expense):
   Acquisition expense for public reporting        (450,000)              -
   Consulting services for corporate acquisition   (120,000)              -
   Loan costs net of discounts                      (11,538)              -
   Interest expense                                 (19,599)              -
                                          -----------------    -----------------
Net (loss)                                      $(1,056,992)    $  (132,840)
                                          =================    =================
(Loss) per common share                         $      (.01)    $        -*
                                          =================    =================

Weighted average
  Shares outstanding                             80,827,676      55,412,378
                                          =================    =================



*(Loss)  per  common  share  is  less  than  $(.01)

                   The accompanying  condensed  notes  are  an
                    integral part of the financial statements

                    GO  ONLINE  NETWORKS  CORPORATION  AND
                            CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months        Three Months
                                                Ended  March  31,   Ended  March  31,
                                                             2000                1999
                                                      -----------   -----------------

Operating activities:
   Net (loss)                                         $(1,056,992)  $(211,949)
      Adjustments to reconcile net (loss) to
        net cash (used in) operating activities:
          Amortization and depreciation                    50,255      12,992
          Increase (decrease) in accounts payable
            and accrued expenses                          (76,492)     31,250
          Increase (decrease) in unearned revenue         (60,000)          -
          Discount on debenture                            38,462           -
          (Increase) in accounts receivable               (20,366)          -
          Common stock issued for expenses charged        702,500           -
          Other                                            38,552      46,097
                                                      -----------   -----------------

Net cash (used in) operating activities                  (384,081)   (121,610)
                                                      -----------   -----------------
Investing activities:
   Investments in equipment                              (151,694)          -
   (Increase) in escrow account                                 -    (127,816)
                                                      -----------   -----------------

Net cash (used in) investing activities                  (151,694)          -
                                                      -----------   -----------------

Financing activities:
   Proceeds from loan                                           -      95,000
   Repayment of convertible debentures and advances      (538,462)    (37,500)
   Common stock issued                                    250,000     192,470
   Proceeds from convertible debentures                 1,000,000           -
                                                      -----------   -----------------

Net cash provided by financing activities                 711,538     249,970

Increase in cash                                          175,763         544

Cash at beginning of period                                25,921       2,271
                                                      -----------   -----------------

Cash at end of period                                 $   201,684   $   2,815
                                                      ===========   =================



                   The accompanying  condensed  notes  are  an
                    integral part of the financial statements

           GO ONLINE NETWORKS CORPORATIONAND CONSOLIDATED SUBIDIARIES
                         CONDENSED NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  FINANCIAL  STATEMENTS


The financial statements included herein have been prepared by Go Online Networks Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Go Online Networks Corporation believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999, audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Go Online Networks Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

NOTE  2  -  BUSINESS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION


The Company operates in the high technology and e-commerce business operating in three distinct divisions. The internet kiosk division installs internet kiosk in the mid-priced hotel market providing internet access to the hotel guests, the Shop Go Online.com division provides an internet website offering a variety of products and services. The auctionomics.com division, which has not become operational to date, would facilitate buyers and sellers interacting with each other and is expected to link traffic to the other sites.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management's plan to continue in operations is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

In view of these matters, realization of certain of the assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

           GO ONLINE NETWORKS CORPORATIONAND CONSOLIDATED SUBIDIARIES
                         CONDENSED NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3  -  CORPORATE  ACQUISITION


On January 10, 2000, the Company entered into an agreement with Westlake Capital Corporation (Westlake) pursuant to which 3,000,000 shares of newly issued shares were given to acquire Westlake.

NOTE  4  -  STOCK  ISSUED  FOR  SERVICES


During January 2000, the Company issued 800,000 shares at $0.15 per share for services in connection with the acquisition of Westlake mentioned above. In addition, the Company issued 225,000 in payment of legal services and 250,000 shares in accordance with a consulting agreement.


NOTE  5  -  SALE  OF  STOCK


During January 2000, the Company sold 2,500,000 shares of its common stock for $250,000.

NOTE  6  -  SUBSEQUENT  EVENTS


Subsequent to March 31, 2000, the Company issued a total of 75,000 of its common stock for services.

Subsequent to March 31, 2000, the Company issued a total of 30,000 of its Series A Preferred Stock in settlement of a lawsuit.

NOTE  7  -  ISSUANCE  OF  SERIES  2000BA  NOTES  PAYABLE


Effective  January  10,  2000,  the  Company  entered into a Securities Purchase
Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) convertible notes, maturing March 31, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31, of each year during the term of the note, with the first such payment to be made June 30, 2000. Accrual of interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBIDIARIES
                         CONDENSED NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  7  -  ISSUANCE  OF  SERIES  2000BA  NOTES  PAYABLE,  CONTINUED


of the closing bid prices for the common stock for the ten trading days prior to the due date of such interest. The notes are convertible into common stock, upon certain registration, and for prices determined at various dates as defined in the agreement. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. The notes were issued in two parts, one of which was issued during March 2000, and payment dates were deferred based upon date of issuance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL  OVERVIEW

     Go Online Networks Corporation operates in the high technology and e-commerce business utilizing a three-tiered revenue model. In initiating our strategy, we acquired and currently operate three distinct divisions, each described below:

     Internet  Kiosk  Division
     -------------------------

     We are pursuing a strategy in the installation of internet kiosks in the mid-priced hotel market. Our internet kiosks, designed in three primary models, are installed in the hotel lobby or an alternative centralized public access room. Our kiosk division has developed two suppliers capable of manufacturing small, integrated kiosks that can provide pay-as-you-use stand-alone internet access. At no cost to the hotel owner and sharing revenues with us and the owner, our internet kiosks have been and will continue to be marketed to these mostly mid-priced hotels by sales agent organizations employed by our kiosk division. Presently, 369 hotels have signed contracts and 167 have been installed as of January 10, 2000. We believe that we will have many more by year end and hope to reach our goals of installation of enough kiosks to make us profitable by the first quarter of 2001.

     ShopGoOnline.com
     ----------------

     Utilizing online video and audio technology to assist with customer review, our ShopGoOnline.com internet website offers a variety of products and services via the world wide web. ShopGoOnline.com sells products such as jewelry, coins, collectibles, electronics, computers, skin care and beauty products, and personal fitness products. At ShopGoOnline.com, the customer can search for products we have to sell by category or by product name and obtain a full description of the product offer including a complete audio presentation of the product as well as a video demonstration when appropriate.

     Auctionomics.com
     ----------------

     The internet auction method of e-commerce has become increasingly accepted in today's internet environment. By adding Auctionomics.com to our e-commerce business strategy, we are attempting to take advantage of those opportunities. As a complimentary component of our network of e-commerce web sites, Auctionomics will link traffic to the ShopGoOnline.com virtual shopping mall, and vice versa.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Our net loss during the three months ended March 31, 2000 was ($1,056,992), compared to ($132,840) for the same period in 1999. Over one-half of this loss ($570,000) is primarily attributable to acquisition expenses and consulting fees incurred as part of the acquisition of Westlake Capital Corporation. The balance of this loss is attributable to an increase in legal and professional fees and contract services, salaries, and payroll taxes. Finally, because of the increase in our equipment, primarily our Internet kiosks, there was an increase in depreciation expense.

     Sales were $109,222 for the three months ended March 31, 2000, compared to zero for the there months ended March 31, 1999. Approximately twenty percent of the sales was generated by our ShopGoOnline.com division, and the other eighty percent by our Internet kiosk business.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2000, we had assets of $1,125,699, compared to $829,351 as of December 31, 1999. This increase was attributable to an increase in cash from financing activities, and equipment.

     Our current liabilities increased from $1,254,553 as of December 31, 1999 to $1,693,855 as of March 31, 2000, due primarily to an increase in the current portion of the Series A, 8% convertible note issued in January 2000. Total liabilities also increased, from $1,793,015 as of December 31, 1999 to $2,193,855 as of March 31, 2000, again due primarily to the issuance of the Series A, 8% convertible note issued in January, offset by the cancellation of $538,462 in convertible debentures.

     As of March 31, 2000, our accumulated deficit was $9,868,228, while our stockholders deficit was $1,068,156, as compared to $8,811,236 and $963,664, respectively, as of December 31, 1999. The accumulated deficit and stockholders deficit increases are attributable to our continuing operating losses, as set forth above.

     Effective January 10, 2000, the Company entered into a Securities Purchase Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) convertible notes, maturing March 31, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31, of each year during the term of the note, with the first such payment to be made June 30, 2000. Accrual of interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the common stock for the ten trading days prior to the due date of such interest. The notes are convertible into common stock, upon certain registration, and for prices determined at various dates as defined in the agreement. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. The notes were issued in two parts, one of which was issued during March 2000, and payment dates were deferred based upon date of issuance.

     The Company made no material capital expenditures during the quarter ended March 31, 2000.

     We believe that proceeds from our previous financings, together with our other resources and expected revenues, will be sufficient to cover working capital requirements for at least six months. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support its operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings. Other than the proposed sale of securities in this registration statement, we have made no arrangements or commitments for such financing.

     PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

     On December 3, 1998, a default judgment was entered against us in the approximate amount of $55,000 for alleged amounts owed by Real Estate Television Network for which the plaintiff alleges was also owed by us. On July 14, 1999 the default judgement was set aside based on the fact that we were never properly served with a summons and complaint. We contend that we are not liable for the amounts due since Real Estate Television Network was a separate corporation and we never guaranteed this obligation. Neverthless, in April 2000, we entered into a settlement agreement with the plaintiff and agreed to pay him the sum of $12,500 in cash and 30,000 shares of Series A Preferred Stock.

ITEM  2     CHANGES  IN  SECURITIES

     On January 10, 2000, the Company entered into an agreement with the shareholders of Westlake Capital Corporation (Westlake) pursuant to which 3,000,000 shares of newly issued common stock were given to those shareholders. The issuance was exempt from registration pursuant to Rule 4(2) promulgated under the Securities Act of 1933, and all recipients were accredited investors.

     During January 2000, the Company issued 800,000 shares of common stock at $0.15 per share for services in connection with the acquisition of Westlake mentioned above. In addition, the Company issued 225,000 in payment of legal services and 250,000 shares in accordance with a consulting agreement. The issuances were exempt from registration pursuant to Rule 4(2) promulgated under the Securities Act of 1933, and all recipients were accredited investors.

     During January 2000, the Company sold 2,500,000 shares of its common stock for $250,000. The issuance was exempt from registration pursuant to Rule 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, and all recipients were accredited investors.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

     None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5     OTHER  INFORMATION

     None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     Exhibit  27     Financial  Data  Schedule

(b)     REPORTS  ON  FORM  8-K

     On January 11, 2000, the Company filed a current report on Form 8-K dated January 10, 2000 reporting its acquisition of Westlake Capital Corporation.

     On March 27, 2000, the Company filed a current report on Form 8-K dated February 22, 2000 reporting a change in the Company's independent certified public accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Dated:  May  12,  2000                         Go  Online  Networks  Corporation


                                                /s/  Joseph  M.  Naughton

                                               Joseph  M.  Naughton,
                                               Chief  Executive  Officer
                                               and  Director