Form 10QSB
period 2000-06-30
GO ONLINE NETWORKS CORP
filed 2000-08-17
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30,  2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                              OUTSTANDING AT JUNE 30, 2000
-----                                              -----------------------------

Common stock, no par value                                            83,960,343

Transitional  Small  Business  Disclosure  Format.  Yes _____  No  __X__.

                         GO  ONLINE  NETWORKS  CORPORATION

                                      INDEX


                                                                       PAGE NO.

PART  I     Financial  Information
-------     ----------------------

            Review Report of Independent Certified Public Accountants         3

            Consolidated  Balance  Sheets as of June 30, 2000 (Unaudited)
            and December 31, 1999                                             4

            Consolidated  Statements  of Operations, Three Months Ended
            June 30, 2000, and June 30, 1999 (Unaudited)                      5

            Consolidated  Statements  of Operations, Six Months Ended
            June 30, 2000, and June 30, 1999 (Unaudited)                      6

            Consolidated  Statements  of Cash Flows, Six Months Ended
            June 30, 2000, and June 30, 1999 (Unaudited)                      7

            Notes to Condensed Consolidated Financial Statements              8

            Management's Discussion and Analysis of Financial Conditions
            and Results of Operations                                        10


PART  II    Other  Information
--------    ------------------

            Item 1     Legal Proceedings                                     13

            Item 2     Changes in Securities                                 13

            Item 3     Defaults Upon Senior Securities                       13

            Item 4     Submission of Matters to a Vote of Security Holders   13

            Item 5     Other Information                                     13

            Item 6     Exhibits and Reports on Form 8-K                      14

                        PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  INFORMATION

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
            --------------------------------------------------------

The  Board  of  Directors
Go  Online  Networks  Corporation
Buena  Park,  California  90621

We have reviewed the accompanying balance sheet of Go Online Networks Corporation and Consolidated Subsidiaries as of June 30, 2000, and the related consolidated statements of income and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Go Online Networks Corporation.

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


                              Miller  and  McCollom
                              Certified  Public  Accountants
                              7400  West  14th  Avenue,  Suite  10
                              Lakewood,  CO   80215
August  11,  2000

                               GO ONLINE NETWORKS CORPORATION AND
                                     CONSOLIDATED SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS

<BTB>

                                                                      June 30      December 31
                                                                        2000           1999
                                                                  ------------     -----------
                                                                   (Unaudited)
Current Assets
 Cash                                                             $     94,942     $    25,921
 Other current assets                                                   64,749          18,503
                                                                  ------------     -----------
  Total Current Assets                                                 159,691          44,424

Designs and trademarks, net of accumulated amortization of
 $32,500 and $29,164 at June 30, 2000 and December 31, 1999,
 respectively                                                           12,500          20,833

Security deposits                                                        5,282           5,282
Equipment, net of accumulated depreciation of $192,873 and
 $96,569 at June 30, 2000 and December 31, 1999, respectively          814,888         758,812
                                                                   -----------      ----------

  Total Assets                                                     $   992,361      $  829,351
                                                                   ===========      ==========



                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses                         $   418,453      $  505,399
     Notes payable and accrued interest                                175,655         136,467
     Unearned revenue                                                    8,750         120,000
     Advance from and accrued expenses to officer                      319,202         492,688
     Current portion of Series A, 8% convertible note payable          500,000               -
                                                                   -----------      ----------
  Total Current Liabilities                                          1,422,060       1,254,553
                                                                   -----------      ----------
Series A, 8% convertible promissory note (Note 7)                      500,000               -
Convertible debentures (Notes 7)                                             -         538,462
                                                                   -----------      ----------
     Total Liabilities                                               1,922,060       1,793,015
                                                                   -----------      ----------
Commitments and contingencies (Notes 1, 2, 6 and 7)

Stockholders' (Deficit): (Notes 4 and 5)
  Convertible preferred stock, no par value, 10,000,000 shares authorized, 652,333 and 638,333 shares issued and outstanding
     as of June 30, 2000 and December 31, 1999, respectively           173,783         168,883
  Common Stock, no par value, 100,000,000 shares authorized,
     83,960,343 and 75,181,843 shares issued and outstanding
     as of June 30, 2000 and December 31, 1999, respectively         9,020,774       7,678,689
Accumulated (deficit)                                              (10,124,256)     (8,811,236)
                                                                   -----------      ----------
Total Stockholders' (Deficit)                                         (929,699)       (963,664)
                                                                   -----------      ----------

Total Liabilities and Stockholders' (Deficit)                      $   992,361      $  829,351
                                                                   ===========      ==========

The accompanying notes are an integral part of the financial statements.

                           GO ONLINE NETWORKS CORPORATION AND
                               CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

<BTB>

                                                     Three Months    Three Months
                                                     Ended June 30,  Ended June 30,
                                                         2000            1999
                                                     -------------    ------------
Revenue
 Sales and other revenue                             $     147,259    $        374
 Less: Cost of sales                                         2,319               -
                                                     -------------     -----------
                                                           144,940             374
Expenses:
 Amortization and depreciation                              53,697           9,546
 Rent                                                        5,354           7,976
 Legal and professional fees                                96,744          15,962
 Contract services, salaries and payroll taxes              97,596          18,350
 Compensation, officer                                      24,000          24,000
 Kiosk operating expense                                   173,557               -
 Other                                                      46,722          69,294
                                                     -------------     -----------
Total Operating Expenses                                   497,670         145,128
                                                     -------------     -----------

Net (loss) before other income (expense)                  (352,730)       (144,754)

Other income (expense):
 AMS option buy back                                             -        (343,750)
 Gain from sale of Auctionomics, Inc. (Note 8)             139,280               -
 Settlement of lawsuit                                     (23,000)              -
 Interest expense                                          (19,594)        (36,921)
 Interest income                                                 3               -
                                                     -------------     -----------

Net (loss)                                           $    (256,041)    $  (525,425)
                                                     -------------     -----------

(Loss) per common share                              $           *     $      (.01)
                                                     =============     ===========

Weighted Average Number of Shares Outstanding           81,328,551      56,419,086
                                                     =============     ===========

*(Loss) per common share is less than $(.01)




The accompanying notes are an integral part of the financial statements.

                           GO ONLINE NETWORKS CORPORATION AND
                               CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

<BTB>
                                                       Six Months      Six Months
                                                     Ended June 30,  Ended June 30,
                                                         2000            1999
                                                     -------------    ------------
Revenue
 Sales and other revenue                             $     256,481    $        374
 Less: Cost of sales                                        11,110               -
                                                     -------------     -----------
                                                           245,371             374
Expenses:
 Amortization and depreciation                             103,952          22,538
 Rent                                                       13,769           9,021
 Legal and professional fees                               240,408          38,924
 Contract services, salaries and payroll taxes             277,032          33,850
 Compensation, officer                                      48,000          48,000
 Kiosk operating expense                                   300,807               -
 Other                                                      69,988         125,635
                                                     -------------     -----------
Total Operating Expenses                                 1,053,956         277,968
                                                     -------------     -----------

Net (loss) before other income (expense)                  (808,585)       (277,594)

Other income (expense):
 AMS option buy back                                             -        (343,750)
 Gain from sale of Auctionomics, Inc. (Note 8)             139,280               -
 Acquisition expense for public reporting                 (450,000)              -
 Consulting services for corporate acquisition            (120,000)              -
 Loan costs, net of discounts                              (11,538)              -
 Settlement of lawsuit                                     (23,000)              -
 Interest expense                                          (39,193)        (36,921)
 Interest income                                                 3               -
                                                     -------------     -----------

Net (loss)                                           $  (1,313,033)    $  (658,265)
                                                     -------------     -----------

(Loss) per common share                              $        (.02)    $      (.01)
                                                     =============     ===========

Weighted Average Number of Shares Outstanding           81,328,551      56,419,086
                                                     =============     ===========

The accompanying notes are an integral part of the financial statements.

                              GO ONLINE NETWORKS CORPORATION AND
                                    CONSOLIDATED SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

<BTB>
                                                     Six Months       Six Months
                                                   Ended June 30,   Ended June 30,
                                                       2000             1999
                                                   -------------    --------------
Operating Activities:
  Net (loss)                                        $(1,313,033)      $  (658,265)
   Adjustments to reconcile net (loss) to
    net cash (used in) operating activities
     Amortization and depreciation                      103,952            22,538
     (Decrease) in accounts payable and accrued
       expenses                                         (86,946)          (23,436)
     Increase (decrease) in unearned revenue           (111,250)            3,044
     Discount on debenture                               38,462                 -
     (Increase) in accounts receivable                  (46,246)                -
     Common stock issued for expenses charged           735,000                 -
     Preferred stock issued for expenses charged         23,000                 -
     Other                                              167,957            16,799
                                                    -----------       -----------
  Net Cash (Used in) Operating Activities              (489,104)         (639,320)
                                                    -----------       -----------
Investing Activities:
  Investments in equipment                             (151,694)         (181,131)
  (Increase) in escrow account                                -          (265,762)
  Decrease in escrow account                                  -           265,762
                                                    -----------       -----------
 Net Cash (Used in) Investing Activities               (151,694)         (181,131)
                                                    -----------       -----------

Financing Activities:
  Proceeds from loan                                      3,588            98,588
  Repayment of convertible debentures and loans        (538,462)          (32,200)
  Preferred stock converted                              (5,600)                -
  Common stock issued                                   255,600         1,006,708
  Proceeds from convertible debentures                1,000,000                 -
                                                    -----------       -----------
  Net Cash Provided by Financing Activities             715,126         1,073,096
                                                    -----------       -----------

Increase (decrease) in cash                              74,328           252,645

Cash, Beginning of Period                                25,921             2,271
                                                    -----------       -----------

Cash, End of Period                                 $   100,249       $   254,916
                                                    ===========       ===========


The accompanying notes are an integral part of the financial statements.

       GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES
                        CONDENSED  NOTES  TO  CONSOLIDATED
                            FINANCIAL  STATEMENTS
                         June  30,  2000  (Unaudited)

NOTE  1  -  FINANCIAL  STATEMENTS

The financial statements included herein have been prepared by Go Online Networks Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Go Online Networks Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Go Online Networks Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

NOTE  2  -  BUSINESS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION

The Company operates in the high technology and e-commerce business operating in two divisions. The internet kiosk division installs internet kiosks in the mid-priced hotel market providing internet access to the hotel guests, the Shop Go Online.com division provides an internet website offering a variety of products and services.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

       GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES
                        CONDENSED  NOTES  TO  CONSOLIDATED
                            FINANCIAL  STATEMENTS
                         June  30,  2000  (Unaudited)

NOTE  4  -  STOCK  ISSUED  FOR  SERVICES

During January 2000, the Company issued 800,000 shares at $0.15 per share for services in connection with the acquisition of Westlake mentioned above. In addition, the Company issued 225,000 in payment of legal services and 250,000 shares in accordance with a consulting agreement. During April 2000, the Company issued 125,000 shares for services. During June 2000, the Company issued 2,740,000 shares of its common stock to the Company's President for unpaid salaries, at $0.11 per share.

NOTE  5  -  SALE  OF  STOCK

During January 2000, the Company sold 2,500,000 shares of its common stock for $250,000.

NOTE  6  -  SUBSEQUENT  EVENTS

On August 4, 2000, the Company entered into an agreement, subject to completion of certain requirements prior to the Closing, to acquire all of the outstanding stock of Digital West Marketing, Inc. (Digital West), currently in the computer refurbishing business. In consideration for acquiring the stock of Digital West Marketing, Inc., the Company shall pay $825,000 to be utilized to pay bank and other accounts payable and accrued expenses of Digital West. In addition, the Company shall issue 750,000 shares of its common stock, a warrant to purchase an aggregate of 750,000 shares of the Company's stock for a period of two years at $0.22 per share, and the Company shall issue 2,000 shares of its newly authorized Series B $100 Principal Amount Convertible Preferred Stock. Prior to the Closing, Digital West shall spin-off all of its accounts receivable and inventory as of the closing date to a new subsidiary, and the subsidiary shall assume all commissions payable (other than $20,000 in accrued expenses) and all notes payable outstanding as of the Closing date.

NOTE  7  -  ISSUANCE  OF  SERIES  2000BA  NOTES  PAYABLE

Effective  January  10,  2000,  the  Company  entered into a Securities Purchase
Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) convertible notes, maturing March 31, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31 of each year during the term of the note, with the first such payment to be made August 31, 2000. Accrual of interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average.

NOTE  8  -  SALE  OF  AUCTIONOMICS,INC.

During May 2000, the Company sold its subsidiary, Auctionomics, Inc., which had not been operational, for $140,000.

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

GENERAL  OVERVIEW

     Go Online Networks Corporation operates in the high technology and e-commerce business utilizing a three-tiered revenue model. In initiating our strategy, we acquired and currently operate two distinct divisions, each described below:

     Internet  Kiosk  Division
     -------------------------

     We are pursuing a strategy in the installation of internet kiosks in the mid-priced hotel market. Our internet kiosks, designed in three primary models, are installed in the hotel lobby or an alternative centralized public access room. Our kiosk division has developed two suppliers capable of manufacturing small, integrated kiosks that can provide pay-as-you-use stand-alone internet access. At no cost to the hotel owner and sharing revenues with us and the owner, our internet kiosks have been and will continue to be marketed to these mostly mid-priced hotels by sales agent organizations employed by our kiosk division. Presently, 415 hotels have signed contracts and 254 kiosks have been installed in 237 locations in 40 states and one Canadian province as of June 30, 2000. We have 18 units presently in transit. We believe that we will have many more by year end and hope to reach our goals of installation of enough kiosks to make us profitable by the first quarter of 2001.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Our net loss during the three months ended June 30, 2000 was ($256,041), compared to ($525,425) for the same period in 1999. The reduction in this loss is attributable to an increase in sales of both the kiosk and ShopGoOnline divisions offset by increased expenses (primarily in our kiosk division), and a non-recurring gain from the sale of Auctionomics.

     Sales were $147,259 for the three months ended June 30, 2000, compared to $374 for the three months ended June 30, 1999. Approximately twenty percent of the sales was generated by our ShopGoOnline.com division, and the other eighty percent by our Internet kiosk business.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Our net loss during the six months ended June 30, 2000 was ($1,313,033), compared to ($658,265) for the same period in 1999. The increase in this loss is attributable to acquisition expenses in connection with the Company's acquisition of Westlake Capital Corporation and consulting services in connection with that transaction, increased expenses (primarily in our kiosk division), increased legal and professional fees, increased salaries, offset by an increase in sales of both the kiosk and ShopGoOnline divisions and a non-recurring gain from the sale of Auctionomics.

     Sales were $256,481 for the six months ended June 30, 2000, compared to $374 for the six months ended June 30, 1999. Approximately twenty percent of the sales was generated by our ShopGoOnline.com division, and the other eighty percent by our Internet kiosk business.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, we had assets of $992,361, compared to $829,351 as of December 31, 1999. This increase was attributable to an increase in cash from financing activities, and equipment.

     Our current liabilities increased from $1,254,553 as of December 31, 1999 to $1,422,060 as of June 30, 2000, due primarily to an increase in the current portion of the Series A, 8% convertible note issued in January 2000. Total liabilities also increased, from $1,793,015 as of December 31, 1999 to $1,922,060 as of June 30, 2000, again due primarily to the issuance of the Series A, 8% convertible note issued in January, offset by the cancellation of $538,462 in convertible debentures.

     As of June 30, 2000, our accumulated deficit was $10,124,256, while our stockholders deficit was $929,699, as compared to $8,811,236 and $963,664, respectively, as of December 31, 1999. The accumulated deficit and stockholders deficit increases are attributable to our continuing operating losses, as set forth above.

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

     The Company made no material capital expenditures during the quarter ended June 30, 2000.

     During the second quarter of operations GoOnline's management made a strategic business decision to relocate 27 operational kiosks from hotels which had contracted for Go Online's services that were deemed "under productive" by management. Management reviewed the entire network and found after 90 days of operations the potential for future income did not warrant continued operations in these locations. The network will be reviewed quarterly and if other sites are not meeting expected revenue expectations the units will be relocated to new sites.

     On August 4, 2000, the Company entered into an agreement, subject to completion of certain requirements prior to the Closing, to acquire all of the outstanding stock of Digital West Marketing, Inc. (Digital West), currently in the computer refurbishing business. In consideration for acquiring the stock of Digital West Marketing, Inc., the Company shall pay $825,000 to be utilized to pay bank and other accounts payable and accrued expenses of Digital West. In addition, the Company shall issue 750,000 shares of its common stock, a warrant to purchase an aggregate of 750,000 shares of the Company's stock for a period of two years at $0.22 per share, and the Company shall issue 2,000 shares of its newly authorized Series B $100 Principal Amount Convertible Preferred Stock. Prior to the Closing, Digital West shall spin-off all of its accounts receivable and inventory as of the closing date to a new subsidiary, and the subsidiary shall assume all commissions payable (other than $20,000 in accrued expenses) and all notes payable outstanding as of the Closing date. The Company is presently in negotiations with potential financing sources for the completion of the funding required to complete the Digital West transaction.

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

ITEM  2     CHANGES  IN  SECURITIES

     On April 20, 2000, the Company issued 125,000 shares to three persons who performed consulting and accounting services for the Company. These shares were valued at $65,000 and were registered for resale in a Registration Statement on Form S-8.

     On May 19, 2000, the Company issued 560,000 shares to three persons who performed consulting and legal services for the Company. These shares were valued at $162,400 and were registered for resale in a Registration Statement on Form S-8.

     On June 14, 2000, the Company sold an aggregate of $250,000 in aggregate principal amount of 10% Convertible Notes due June 14, 2002. These convertible notes were sold to two accredited investors. The convertible notes are convertible into common stock at the lower of (i) 60% of the average closing price for the ten days prior to conversion or (ii) $0.18 per share. This sale by the Company was completed in accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

     On June 26, 2000, the Company issued and delivered an aggregate of 2,740,000 shares to Joseph M. Naughton, Chief Executive Officer of the Company, in consideration for past due and unpaid salaries. These shares were issued in accordance with an agreement with the Company and were valued at $0.11 per share. These shares were registered for resale in a Registration Statement on Form S-8.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

     None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5     OTHER  INFORMATION

     None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     Exhibit  27     Financial  Data  Schedule

(b)     REPORTS  ON  FORM  8-K

     On May 25, 2000, the Company filed a Form 8-K reporting the sale of Auctionomics, Inc. by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Dated:  AUGUST 16,  2000                       Go  Online  Networks  Corporation


                                                /s/  Joseph  M.  Naughton

                                               Joseph  M.  Naughton,
                                               Chief  Executive  Officer
                                               and  Director