Form 10QSB
period 2000-09-30
GO ONLINE NETWORKS CORP
filed 2000-11-14
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30,  2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AT SEPTEMBER 30, 2000
-----                                          ---------------------------------

Common stock, no par value                                            86,060,343

Transitional  Small  Business  Disclosure  Format.  Yes _____  No  __X__.

                         GO  ONLINE  NETWORKS  CORPORATION

                                      INDEX


                                                                       PAGE NO.

PART  I     Financial  Information
-------     ----------------------

            Review Report of Independent Certified Public Accountants         3

            Consolidated  Balance  Sheets as of September 30, 2000
            (Unaudited)                                                       4

            Consolidated  Statements  of Operations, Three Months Ended
            September 30, 2000, and September 30, 1999 (Unaudited)            5

            Consolidated  Statements  of Operations, Nine Months Ended
            September 30, 2000, and September 30, 1999 (Unaudited)            6

            Consolidated  Statements  of Cash Flows, Nine Months Ended
            September 30, 2000, and September 30, 1999 (Unaudited)            7

            Notes to Condensed Consolidated Financial Statements              8

            Management's Discussion and Analysis of Financial Conditions
            and Results of Operations                                        11


PART  II    Other  Information
--------    ------------------

            Item 1     Legal Proceedings                                     13

            Item 2     Changes in Securities                                 13

            Item 3     Defaults Upon Senior Securities                       13

            Item 4     Submission of Matters to a Vote of Security Holders   13

            Item 5     Other Information                                     13

            Item 6     Exhibits and Reports on Form 8-K                      14

                        PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  INFORMATION


            Review Report of Independent Certified Public Accountants

Board  of  Directors
Go  Online  Networks  Corporation

We have reviewed the accompanying balance sheet of Go Online Networks Corporation, as of September 30, 2000, and the related statements of operations for the three and nine month periods then ended and statement of cash flow for the nine month period ended September 30, 2000 in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Go Online Networks Corporation.

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


/s/ Miller and McCollom

Miller  and  McCollom,  CPAs
Lakewood,  Colorado
November  3,  2000

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                                  Balance Sheet
                               September 30, 2000

                                         ASSETS

Current Assets
   Cash and cash items . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    220,596
   Accounts receivable, net of allowances for doubtful . . . . . . . . . . . . .       173,827
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       124,333
   Prepaid expenses and other current items. . . . . . . . . . . . . . . . . . .        19,743
                                                                                  -------------

            Total current assets                                                       538,499

Designs and trademarks - net of accumulated amortization of $41,677. . . . . . .         8,333
Property and equipment, net of accumulated depreciation of $447,834. . . . . . .     1,015,826
Other assets - Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,775
Goodwill - net of $15,298    Note 9. . . . . . . . . . . . . . . . . . . . . . .       902,635
                                                                                  -------------

                 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,504,068
                                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .  $    557,409
   Notes payable and accrued interest. . . . . . . . . . . . . . . . . . . . . .       141,848
   Advances from and accrued expense to officer. . . . . . . . . . . . . . . . .        98,144
   Accrued lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . .        41,967
   Current portion of Series A Convertible Debentures. . . . . . . . . . . . . .       500,000
   Advances Payable - Note 8 . . . . . . . . . . . . . . . . . . . . . . . . . .       950,000
                                                                                  -------------

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     2,289,368

Convertible debentures - Notes 6 and 10. . . . . . . . . . . . . . . . . . . . .     1,025,000
                                                                                  -------------

   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,314,368
                                                                                  -------------

Commitments and Contingencies - Notes 8 and 9
Stockholders' Equity  (deficit):  Notes 4, 5 and 9
  Series A Convertible Preferred Stock, no par value, 100,000,000 Shares
    authorized, 802,333 shares issued. . . . . . . . . . . . . . . . . . . . . .       323,783

  Series B. Convertible Preferred Stock, $100 par value, 2,000 shares authorized:
    2,000 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . .. .       200,000
  Common stock: 100,000,000 shares authorized.  86,060,343 shares issued . . . .     9,579,694
    Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . .   (10,913,777)
                                                                                  -------------

       Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . .      (810,300)
                                                                                  -------------

       Total liabilities and stockholders' equity  (deficit) . . . . . . . . . .  $  2,504,068
                                                                                  =============


        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Statements of Operations
                               September 30, 2000

                                                    Three Months      Three Months
                                                           ended             ended
                                                   September 30,     September 30,
                                                            2000              1999
                                                  ---------------  ----------------

Sales and other revenues . . . . . . . . . . . .  $      436,358   $        12,643
  Less: cost of goods sold . . . . . . . . . . .         209,300                 -
                                                  ---------------  ----------------
  Gross profit . . . . . . . . . . . . . . . . .         227,058            12,643

Expenses:
  Amortization and   depreciation. . . . . . . .          75,023            22,917
  Rent . . . . . . . . . . . . . . . . . . . . .          23,752            27,114
  Legal and professional fees. . . . . . . . . .          94,655           267,688
  Contract services, salaries and payroll taxes.         562,922            83,205
  Website development. . . . . . . . . . . . . .               -           180,000
  Compensation, officer. . . . . . . . . . . . .          24,000            24,000
  Kiosk operating expense. . . . . . . . . . . .          70,490                 -
  Other. . . . . . . . . . . . . . . . . . . . .         145,371           290,673
                                                  ---------------  ----------------
    Total expenses . . . . . . . . . . . . . . .         996,213           855,597
                                                  ---------------  ----------------

Net profit (loss) from   operations. . . . . . .        (769,155)         (842,954)
Other income and expense:
  Interest income. . . . . . . . . . . . . . . .               4                 -
  Interest expense . . . . . . . . . . . . . . .         (30,354)           (1,794)
  Optional buyback . . . . . . . . . . . . . . .               -          (281,250)
  Discount on convertible notes. . . . . . . . .               -          (188,462)
                                                  ---------------  ----------------
  Acquisition expense for public reporting . . .               -
                                                               -
Net (loss) . . . . . . . . . . . . . . . . . . .        (789,505)       (1,351,381)
                                                  ===============  ================

Net (loss) per common share. . . . . . . . . . .  $          .01   $           .02
                                                  ===============  ================

Weighted number of shares   outstanding. . . . .      82,644,447        65,823,983
                                                  ===============  ================


        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Statements of Operations
                               September 30, 2000

                                                  Nine Months      Nine Months
                                                  Ended            Ended
                                                  September 30,    September 30,
                                                            2000             1999
                                                  ---------------  ---------------

Sales and other revenues . . . . . . . . . . . .  $      692,839   $       13,017
  Less: cost of goods sold . . . . . . . . . . .         220,410                -
                                                  ---------------  ---------------
  Gross profit . . . . . . . . . . . . . . . . .         472,429           13,017

Expenses:
  Amortization and   depreciation. . . . . . . .         178,975           45,455
  Rent . . . . . . . . . . . . . . . . . . . . .          37,521           36,135
  Legal and professional fees. . . . . . . . . .         335,063          306,612
  Website development. . . . . . . . . . . . . .         839,954          180,000
  Contract services, salaries and payroll taxes.               -          117,055
  Compensation to officer. . . . . . . . . . . .          72,000           72,000
  Kiosk operating expense. . . . . . . . . . . .         371,297                -
  Other. . . . . . . . . . . . . . . . . . . . .         215,359          376,308
                                                  ---------------  ---------------
  Total expenses . . . . . . . . . . . . . . . .       2,050,169        1,133,565
                                                  ---------------  ---------------

Net profit (loss) from   operations. . . . . . .      (1,577,740)      (1,120,548)

Other income and expense:
  Interest income. . . . . . . . . . . . . . . .               4                -
  Gain from sale of Actionomics. . . . . . . . .         139,280                -
  Interest expense - other . . . . . . . . . . .         (59,547)         (38,715)
  Optional buy back. . . . . . . . . . . . . . .               -         (625,000)
  Discount on convertible notes. . . . . . . . .               -         (188,462)
  Acquisition expense for public reporting . . .        (450,000)               -
  Consulting services for Corporate Acquisition.        (120,000)               -
  Loan costs, net of discounts . . . . . . . . .         (11,538)               -
  Settlement of lawsuit. . . . . . . . . . . . .         (23,000)               -
                                                  ---------------  ---------------
Net (loss) . . . . . . . . . . . . . . . . . . .  $   (2,102,541)  $   (1,972,725)
                                                  ===============  ===============
Net (loss) per common share. . . . . . . . . . .  $          .03   $         (.03)

Weighted number of shares outstanding. . . . . .      82,644,447       65,823,983
                                                  ===============  ===============


        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                               September 30, 2000

                                                                                Nine
                                                                              Months    Nine Months
                                                                               Ended          Ended
                                                                           September      September
                                                                            30, 2000       30, 1999
                                                                          (Unaudited)    (Unaudited)
                                                                          -----------    -----------
Operating Activities:
 Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,102,541)  $ (1,972,725)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities
   Amortization and depreciation. . . . . . . . . . . . . . . . . . . .      178,975         45,455
     (Decrease) in accounts payable and accrued expenses. . . . . . . .       52,008         67,623
     Increase (decrease) in unearned revenue. . . . . . . . . . . . . .     (120,000)       145,000
     Discount on debenture. . . . . . . . . . . . . . . . . . . . . . .       38,462        188,462
     (Increase) in accounts receivable. . . . . . . . . . . . . . . . .      155,324
     Common stock issued for   expenses charged . . . . . . . . . . . .    1,038,920
     Preferred stock issued for   expenses charged. . . . . . . . . . .       173000
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,569)       342,453
                                                                         ------------  -------------

Net Cash (Used in) Operating Activities . . . . . . . . . . . . . . . .     (606,371)    (1,183,732)

Investing Activities:
 Investments in equipment . . . . . . . . . . . . . . . . . . . . . . .     (151,694)      (418,658)
 (Increase) in escrow account . . . . . . . . . . . . . . . . . . . . .            -       (265,767)
 Decrease in escrow account . . . . . . . . . . . . . . . . . . . . . .            -        265,767
 Investment in goodwill and other assets. . . . . . . . . . . . . . . .   (1,250,000)             -
                                                                         ------------  -------------
Net cash (Used in) Investing Activities . . . . . . . . . . . . . . . .   (1,401,694)      (418,658)

Financing Activities:
 Proceeds from loan . . . . . . . . . . . . . . . . . . . . . . . . . .      955,382       (102,000)
 Repayment of convertible debentures and loans. . . . . . . . . . . . .     (538,462)       452,000
 Preferred stock converted. . . . . . . . . . . . . . . . . . . . . . .        5,600
 Common stock issued. . . . . . . . . . . . . . . . . . . . . . . . . .      255,600      1,439,736
 Proceeds from convertible debentures . . . . . . . . . . . . . . . . .    1,525,000              -
                                                                         ------------  -------------
                                                                           2,203,120
Net cash provided by Financing Activities . . . . . . . . . . . . . . .    1,789,736

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .      195,005        187,346

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . .       25,591          2,271
                                                                         ------------  -------------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $   220,596   $    189,617
                                                                         ============  =============


        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

NOTE  1  -   FINANCIAL  STATEMENTS

The financial statements included herein have been prepared by Go Online Networks Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Go Online Networks Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Go Online Networks Corporation later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

NOTE  2  -  BUSINESS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION

The Company currently operates in three divisions: high technology, e-commerce business, and computer refurbishing business divisions. The internet kiosk division installs internet kiosks in the mid-priced hotel market providing internet access to the hotel guests. The Shop Go Online.com division provides an internet website offering a variety of products and services. The refurbishing division refurbishes computers under contract and warranties.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

NOTE  4  -  STOCK  ISSUED  FOR  SERVICES

On September 25, 2000, the Company issued 1,350,000 shares of its common stock to various persons for legal and consulting services.

NOTE  5  -  ACQUISITION  OF  DIGITAL  WEST  MARKETING,  INC.

On August 31, 2000, the Company acquired all of the outstanding stock of Digital West Marketing, Inc. The acquisition, for accounting purposes, was treated as a purchase. In consideration for acquiring the stock, the Company paid $825,000 and these monies were utilized to pay back indebtedness, accounts payable, and accrued expenses. In addition, the Company issued 750,000 restricted shares of its common stock, a warrant to purchase an aggregate of 750,000 shares of the Company's common stock for a period of two years at $.022 per share. The restricted common stock issued was recorded at 90% of the Company's direct market value as of the date of issuance. The Company also issued 2,000 shares of its newly authorized Series B $100 Principal Amount Preferred Stock which is convertible to common stock at a conversion price for each share of Common Stock of the Company equal to the original principal amount of the preferred stock divided by 100% of the average closing price of the common stock for the twenty trading days preceding the date of the receipt of the shares to be converted.

Preferred Series B shareholders are entitled to receive dividends on the same per share basis, at the same time, and to the same extent as the holders of common stock. The Series B Shareholders are entitled to one vote for each share of common stock into which the Preferred stock is convertible. The right to convert common stock, the right to dividends and the right to vote become effective after the Company shows a positive net income for one calendar quarter. Under the same conditions, the preferred stock shall have liquidation rights the same as common stock.

NOTE  6  -  ISSUANCE  OF  SERIES  2000BA  NOTES  PAYABLE

Effective  January  10,  2000,  the  Company  entered into a Securities Purchase
Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) convertible notes, maturing March 31, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30 and December 31 of each year during the term of the note, with the first such payment to be made August 31, 2000. Accrual of interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average. The payment that was due on August 1, 2000, was not paid and is currently under discussion to determine its disposition.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

NOTE  7  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

NOTE  8  -  PROPOSED  MERGER

Subject to certain terms and conditions to be performed at closing, including a registration with the Securities and Exchange Commission, the Company's wholly-owned subsidiary, Westlake, will merge with two companies, whereby 4,166,666 shares and 1,388,888 of the Company's common stock, respectively, will be issued for all of the common stock of the two companies. The combined companies have advanced $950,000 in cash to the Company as of September 30, 2000.

NOTE  9  -  GOODWILL

In connection with the acquisition of Digital West Marketing, Inc., the Company recorded $917,933 of Goodwill, which is being amortized over fifteen years.

NOTE  10  -  CONVERTIBLE  NOTES  PAYABLE

In July and September, the Company sold an aggregate of $525,000 of convertible notes payable, with interest at 10%. The notes are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share.


NOTE  11  -  PREFERRED  STOCK  ISSUED  FOR  SERVICES

The Company issued an aggregate of 150,000 shares of its Series A Convertible Preferred Stock to various persons for performing certain consulting activities.

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

     Internet  Kiosk  Division
     -------------------------

     We are pursuing a strategy in the installation of internet kiosks in the mid-priced hotel market. Our internet kiosks, designed in three primary models, are installed in the hotel lobby or an alternative centralized public access room. Our kiosk division has developed two suppliers capable of manufacturing small, integrated kiosks that can provide pay-as-you-use stand-alone internet access. At no cost to the hotel owner and sharing revenues with us and the owner, our internet kiosks have been and will continue to be marketed to these mostly mid-priced hotels by sales agent organizations employed by our kiosk division. Presently, 415 hotels have signed contracts and 254 kiosks have been installed in 237 locations in 40 states and one Canadian province as of September 30, 2000. We have 18 units presently in transit. We believe that we will have many more by year end and hope to reach our goals of installation of enough kiosks to make us profitable by the first quarter of 2001.

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

     Digital West Marking, Inc.
     --------------------------

  Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 1999 were approximately $6.8 million. The company operates out of a 24,000 square foot facility currently employing in excess of 45 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are re-engineered or refurbished to factory specifications by Digital West's factory trained A+ certified technicians. The computer products including hard drives, CD ROMs, monitors, printers, circuit boards, CD writers, DAT drives are then resold into the secondary market and service channels. Digital West is a state-of-the-art, multi-vendor multi-product facility that provides value-added services, logistics services, depot repair, and spare parts distribution for virtually all major PC brands and system components including peripherals. Digital West deals with more than forty manufacturers to ensure an ability to handle any and all customer's requests for programs such as repair, part sales, advance exchanges, cross-ships, emergency parts and other asset management programs. Digital West's web site is www.DigitalWest.com.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

   Our net loss during the three months ended September 30, 2000 was ($789,505), compared to ($1,331,381) for the same period in 1999. The reduction in this loss is attributable to an increase in sales of both the kiosk and ShopGoOnline divisions offset by increased expenses (primarily in our kiosk division).

     Sales were $436,358 for the three months ended September 30, 2000, compared to $12,643 for the three months ended September 30, 1999. Approximately twenty percent of the sales was generated by our ShopGoOnline.com division, and the other eighty percent by our Internet kiosk business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1999

  Our net loss during the nine months ended September 30, 2000 was ($2,102,541), compared to ($1,972,725) for the same period in 1999. The increase in this loss is attributable to acquisition expenses in connection with the Company's acquisition of Westlake Capital Corporation and consulting services in connection with that transaction, increased expenses (primarily in our kiosk division), increased legal and professional fees, increased salaries, offset by an increase in sales of both the kiosk and ShopGoOnline divisions and a non-recurring gain from the sale of Auctionomics.

      Sales were $692,834 for the nine months ended September 30, 2000, compared to $13,017 for the nine months ended September 30, 1999. Approximately twenty percent of the sales was generated by our ShopGoOnline.com division, and the other eighty percent by our Internet kiosk business.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2000, we had assets of $2,504,068, compared to $829,351 as of December 31, 1999. This increase was attributable to an increase in cash from financing activities, and equipment, primarily additional kiosks.

     Our current liabilities increased from $1,254,553 as of December 31, 1999 to $2,289,368 as of September 30, 2000, due primarily to an increase in the current portion of the Series A, 8% convertible note issued in January 2000 and advances payable. Total liabilities also increased, from $1,793,015 as of December 31, 1999 to $3,314,368 as of September 30, 2000, again due primarily to the issuance of the Series A, 8% convertible note issued in January and advances payable, offset by the cancellation of $538,462 in convertible debentures.

    As of September 30, 2000, our accumulated deficit was $10,913,777, while our stockholders deficit was $810,300, as compared to $8,811,236 and $963,664, respectively, as of December 31, 1999. The accumulated deficit and stockholders deficit increases are attributable to our continuing operating losses, as set forth above.

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

     The Company made no material capital expenditures during the quarter ended September 30, 2000.

     On September 5, 2000, the Company acquired Digital West Marketing, Inc. ("Digital West"), a computer service firm based in Chatsworth, California, north of Los Angeles.

    The Company acquired Digital West in accordance with the terms of an Amended and Restated Reorganization and Stock Purchase Agreement (the "Acquisition Agreement"). In accordance with the Acquisition Agreement, the Company acquired 100% of the stock of Digital West from Andrew Hart, its sole shareholder in consideration for (i) $825,000 in cash, (ii) 750,000 shares of Company restricted common stock and (iii) 750,000 options to purchase shares of Company restricted common stock at an exercise price of $0.22 per share for a period of two years. The cash purchase price was held in escrow and used to pay off 100% of Digital West's obligation to Pacific Century Bank as well as to repay certain outstanding accounts payable and accrued expense obligations of Digital West.

     The Company also entered into an employment agreement with Andrew Hart, President of Digital West, who remains as President of Digital West. Mr. Hart's employment agreement provides for a term of three years with an annual salary equal to 2% of Digital West's gross income up to $15,000,000 and 1.25% of Digital Wests annual sales in excess of $15,000,000. For the first six months, Mr. Hart will receive a guaranteed monthly salary against those percentages of $15,000 per month, with $12,000 guaranteed subsequent to such six month period. Mr. Hart will also receive a cash bonus equal to 15% of the total cumulative EBITDA of Digital West less $825,000 and any and all funds advanced to Digital West by the Company. Mr. Hart will also receive stock options to purchase common stock as follows: At the end of year one, Mr. Hart will become eligible to purchase 250,000 shares of stock at $0.22 per share; at the end of year two Mr. Hart will become eligible to purchase an additional 200,000 shares of stock at $0.40 per share; and at the end of year three Mr. Hart will become eligible to purchase an additional 200,000 shares of stock at $0.80 per share. All options granted are exercisable for two years from the date of grant.

     The Company obtained the funds for the cash purchase price of Digital West from cash on hand from advances from Netstrat, Inc. and Amer Software, Inc. and investments of certain convertible debentures.

     Subject to certain terms and conditions to be performed at closing, including a registration with the Securities and Exchange Commission, the Company's wholly-owned subsidiary, Westlake Capital Corp., will merge with Netstrat, Inc. and Amer Software, Inc., whereby 4,166,666 shares and 1,388,888 of the Company's common stock, respectively, will be issued for all of the common stock of the two companies. The combined companies have advanced $950,000 in cash to the Company as of September 30, 2000.

     We believe that proceeds from our previous financings, together with our other resources and expected revenues, will be sufficient to cover working capital requirements for at least six months. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support our operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings. Other than the proposed sale of securities in this registration statement, we have made no arrangements or commitments for such financing.

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

ITEM  2     CHANGES  IN  SECURITIES

     In July 2000, the Company sold an aggregate of $525,000 in aggregate principal amount of 10% Convertible Notes due July 2002. These convertible notes were sold to two accredited investors. The convertible notes are convertible into common stock at the lower of (i) 60% of the average closing price for the ten days prior to conversion or (ii) $0.18 per share. This sale by the Company was completed in accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

     In September 2000, the Company issued 150,000 shares of Series A Preferred Stock to various persons for consulting activities. This sale by the Company was completed in accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

     Effective September 5, 2000 in connection with the acquisition of Digital West Marketing, Inc., the Company issued (ii) 750,000 shares of Company restricted common stock and (iii) 750,000 options to purchase shares of Company restricted common stock at an exercise price of $0.22 per share for a period of two years. This sale by the Company was completed in accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

     On September 25, 2000, the Company issued 1,350,000 shares of its common stock to various persons for legal and consulting services. This sale by the Company was completed in accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

     None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The  Company  has scheduled its Annual Meeting of Shareholders for November
17, 2000.   There  were  no matters submitted to shareholders during the quarter ended September 30, 2000.

ITEM  5     OTHER  INFORMATION

     None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     Exhibit  27     Financial  Data  Schedule

(b)     REPORTS  ON  FORM  8-K

   On September 20, 2000, the Company filed a Form 8-K reporting the acquisition of Digital West Marketing, Inc. by the Company.

     On November 6, 2000, the Company filed a Form 8-K/A with respect to the acquisition of Digital West Marketing, Inc. by the Company which included financial statements of Digital West and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Dated:  NOVEMBER 14,  2000                     Go  Online  Networks  Corporation


                                               /s/  Joseph  M.  Naughton

                                               Joseph  M.  Naughton,
                                               Chief  Executive  Officer
                                               and  Director