Form 10QSB
period 2001-03-31
GO ONLINE NETWORKS CORP
filed 2001-05-15
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AT MARCH 31, 2001
-----                                          ---------------------------------

Common stock, no par value                                            92,106,273

Transitional  Small  Business  Disclosure  Format.  Yes _____  No  __X__.

                         GO  ONLINE  NETWORKS  CORPORATION

                                      INDEX


PART  I     Financial  Information
-------     ----------------------

                                                               Page
                                                               ----

 Review Report of Independent Certified Public Accountants. .  F-3

 Consolidated Balance Sheets as of March 31, 2001 (Unaudited)  F-4 & F-5

 Consolidated Statements of Operations, Three Months Ended
 March 31, 2001, and March 31, 2000 (Unaudited) . . . . . . .  F-6

 Consolidated Statements of Cash Flows, Three Months Ended
 March 31, 2001, and March 31, 2000, (Unaudited). . . . . . .  F-7

 Condensed Notes to Consolidated Financial Statements . . . .  F-8 to F-10

Management's Discussion and Analysis and Results of Operations                2


PART  II    Other  Information
--------    ------------------

            Item 1     Legal Proceedings                                      3

            Item 2     Changes in Securities                                  3

            Item 3     Defaults Upon Senior Securities                        3

            Item 4     Submission of Matters to a Vote of Security Holders    3

            Item 5     Other Information                                      3

            Item 6     Exhibits and Reports on Form 8-K                       4

                        PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  INFORMATION


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The  Board  of  Directors
Go  Online  Networks  Corporation
Buena  Park,  California  90621

We have reviewed the accompanying consolidated balance sheet of Go Online Networks Corporation as of March 31, 2001, and the related consolidated statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Go Online Networks Corporation.

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


/s/  Miller  and  McCollom

MILLER  AND  MCCOLLOM
Certified  Public  Accountants
7400  West  14th  Avenue,  Suite  10
Lakewood,  CO  80215
MAY  5,  2001

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS




Current assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   18,732
Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . .     157,699
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     407,095
 Other current assets. . . . . . . . . . . . . . . . . . . . . . .       5,824
 Total current assets. . . . . . . . . . . . . . . . . . . . . . .     589,350
                                                                    ----------

Designs and trademarks, net of accumulated amortization of $50,000           -
Security deposits and other assets . . . . . . . . . . . . . . . .      22,485
Goodwill, net of amortization of $114,036. . . . . . . . . . . . .     907,404
Equipment, net of accumulated depreciation of $872,989 . . . . . .     585,197

   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $2,104,436

      The accompanying condensed notes are an integral part of the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses. . . . . . . . . . . . . .  $  1,177,922
 Notes payable and accrued interest . . . . . . . . . . . . . . .       145,437
 Accrued lease obligations. . . . . . . . . . . . . . . . . . . .        29,295
 Advance from and accrued expenses to officer . . . . . . . . . .       357,394
Advances payable. . . . . . . . . . . . . . . . . . . . . . . . .       950,000
 Series A, 8% convertible note payable. . . . . . . . . . . . . .     1,091,200
 Total current liabilities. . . . . . . . . . . . . . . . . . . .     3,751,248
                                                                   -------------

Convertible debentures  and notes payable (Note 5). . . . . . . .       925,000
 Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     4,676,248
                                                                   -------------

Commitments and contingencies (Notes 1, and 2). . . . . . . . . .             -

Stockholders' (deficit):
 Series A Convertible Preferred Stock, $0.001 par value,
 10,000,000 shares authorized, 663,333 outstanding. . . . . . . .           663
 Series B Convertible Preferred Stock, $100 par value,
 2000 shares authorized, 2000 outstanding . . . . . . . . . . . .       200,000
 Common stock, $0.001 par value, 200,0000,000 shares authorized,
 92,106,273 shares issued and outstanding . . . . . . . . . . . .        92,106

 Outstanding common stock warrants. . . . . . . . . . . . . . . .        30,000
 Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . .    10,124,755
 Accumulated (deficit). . . . . . . . . . . . . . . . . . . . . .   (13,019,336)
 Total stockholders' (deficit). . . . . . . . . . . . . . . . . .    (2,571,812)
                                                                   -------------

   Total liabilities and stockholders' (deficit). . . . . . . . .  $  2,104,436

      The accompanying condensed notes are an integral part of the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months       Three Months
                                                 Ended March 31,    Ended March 31,
                                                             2001               2000
                                                 -----------------  -----------------

Revenue
 Sales and other revenue. . . . . . . . . . . .  $        825,912   $        109,222
 Less:  cost of sales . . . . . . . . . . . . .           827,131              8,791
                                                           (1,219)           100,431
                                                 -----------------  -----------------
Expenses:
 Amortization and depreciation. . . . . . . . .           110,892             50,255
 Rent . . . . . . . . . . . . . . . . . . . . .            33,044              8,415
 Legal and professional fees. . . . . . . . . .           160,760            143,664
 Contract services, salaries and payroll taxes.           307,115            203,436
 Other. . . . . . . . . . . . . . . . . . . . .           133,613            150,516

Total operating expenses. . . . . . . . . . . .           745,424            556,286

Net (loss) before other income (expense). . . .          (746,643)          (445,855)

Other income (expense):
 Acquisition expense for public reporting . . .                 -           (450,000)
 Consulting services for corporate acquisition.                 -           (120,000)
 Loan costs net of discounts. . . . . . . . . .                 -            (11,538)
 Interest expense . . . . . . . . . . . . . . .           (61,372)           (19,599)
 Loss on sale of asset. . . . . . . . . . . . .            (2,005)                 -

Net (loss). . . . . . . . . . . . . . . . . . .  $       (810,020)        (1,056,992)

(Loss) per common share . . . . . . . . . . . .  $           (.01)  $           (.01)

Weighted average
 Shares outstanding . . . . . . . . . . . . . .        89,183,308         55,412,378

      The accompanying condensed notes are an integral part of the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months       Three Months
                                                    Ended March 31,    Ended March 31,
                                                                2001               2000
                                                    -----------------  -----------------

Operating activities:
 Net (loss). . . . . . . . . . . . . . . . . . . .  $       (810,020)  $     (1,056,992)
 Adjustments to reconcile net (loss) to
 net cash (used in) operating activities:
 Amortization and depreciation . . . . . . . . . .           110,892              50255
 Increase (decrease) in accounts payable
 and accrued expenses. . . . . . . . . . . . . . .           373,492            (76,492)
 Increase (decrease) in unearned revenue . . . . .                 -            (60,000)
 Discount on debenture . . . . . . . . . . . . . .                 -             38,462
 (Increase) in accounts receivable . . . . . . . .           (96,458)           (20,366)
 (Increase) in inventory . . . . . . . . . . . . .          (279,134)                 -
 Common stock issued for expenses charged. . . . .           294,047            702,500
 Other . . . . . . . . . . . . . . . . . . . . . .             1,546             38,552

Net cash (used in) operating activities. . . . . .          (405,635)          (384,081)

Investing activities:
 Investments in equipment. . . . . . . . . . . . .             6,035           (151,694)
Net cash (used in) investing activities. . . . . .             6,035           (151,694)
                                                    -----------------  -----------------

Financing activities:
 Proceeds from loan
 Repayment of convertible debentures and advances.           375,000           (538,462)
 Common stock issued . . . . . . . . . . . . . . .                 -            250,000
 Proceeds from convertible debentures. . . . . . .                 -          1,000,000

Net cash provided by financing activities. . . . .           375,000            711,538

Increase (decrease) in cash. . . . . . . . . . . .           (24,600)           175,763

Cash at beginning of period. . . . . . . . . . . .            43,332             25,921

Cash at end of period. . . . . . . . . . . . . . .  $         18,732   $        201,684

      The accompanying condensed notes are an integral part of the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  MANAGEMENT'S  STATEMENT

The consolidated financial statements included herein have been prepared by Go Online Networks Corporation, (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Go Online Networks Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Go Online Networks Corporation later in the year.

The management of Go Online Networks Corporation believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

NOTE  2  -  BUSINESS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION

The Company currently operates in two segments: computer refurbishing and services and internet activities. See Note 4 for the Company's segment disclosures. During the quarter ended March 31, 2001, the Company discontinued a portion of the internet activities relating to an internet website which offered a variety of products and services.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  2  -  BUSINESS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION (CONTINUED)

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

NOTE  3  -  ISSUANCE  OF  COMMON  STOCK

During the three months ended March 31, 2001, the Company issued 5,845,930 shares of its common stock for services, including 960,000 shares to the Company's president for six months accrued salary.

NOTE  4  -  SEGMENT  REPORTING

Commencing in 2000, the Company has two reportable segments: computer refurbishing and services and computer internet activities. The computer refurbishing and services segment commenced on September 1, 2000, resulting from the subsidiary acquisition of Digital West Marketing, Inc. The following represents significant items of segment information as of March 31, 2001:

                     Computer refurbishing    Internet      All
                     and services             activities    others    Total
                     -----------------------  ------------  --------  -----------

Revenue . . . . . .  $              800,470   $    25,442         -   $  825,012
Amortization
  and depreciation.                  30,211        50,038    30,643      110,892
Segment (loss). . .                (232,224)     (483,776)  (94,020)    (810,020)
Segment assets. . .                 783,242       413,791   907,403    2,104,436

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLODATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  5  -CONVERTIBLE  PROMISSORY  NOTE

On January 12, 2001, the Company issued a convertible promissory note due January 12, 2003. Interest is payable on the note at the rate of ten percent per annum, with quarterly installments in arrears with the first payment payable March 31, and each quarter thereafter until paid. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001 and continue until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder. The conversion price for each share of common stock shall be $0.045 per share.

NOTE  6  -  SUBSEQUENT  EVENT

On May 3, 2001, the Company issued $500,000, eight percent convertible debentures due May 3, 2003. The debentures are convertible at the lower of eighty percent of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures (which was $0.0439 per share) or eighty percent of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dated. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99 percent of the Company's issued and outstanding common stock. The convertible note is secured by all of the internet kiosks owned and hereafter acquired and by 2,000,000 shares of the Company's common stock owned by the Company's president.

In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of common stock at 110 percent of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001. The warrant exercise is $0.06196 per share and are exercisable until May 3, 2006.

The Company is required to pay a $750 escrow fee, legal fees or $8,000 and a fee equal to ten percent of the purchase price to a Fund Manager of the Fund buying the debenture.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

     Go Online Networks Corporation operates in  the  high  technology  business
utilizing a two-tiered revenue model.   In  initiating our strategy, we acquired
and  currently  operate  two  distinct  divisions, each described  below:

Internet  Kiosk  Division

     We are pursuing a strategy in the installation of internet kiosks in the hotel market. Our internet kiosks, designed in three primary models, are installed in the hotel lobby or an alternative centralized public access room. Our kiosk division has developed several suppliers capable of manufacturing small, integrated kiosks that can provide pay-as-you-use stand-alone internet access. At no cost to the hotel owner and sharing revenues with us and the owner, our internet kiosks have been and will continue to be marketed to mostly hotels by sales agent organizations employed by our kiosk division.

Digital  West  Marking,  Inc.

     Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 1999 were approximately $6.8 million. The company operates out of a 24,000 square foot facility currently employing in excess of 45 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are re-engineered or refurbished to factory specifications by Digital West's factory trained A+ certified technicians. The computer products including hard drives, CD ROMs, monitors, printers, circuit boards, CD writers, DAT drives are then resold into the secondary market and service channels. Digital West is a state-of-the-art, multi-vendor multi-product facility that provides value-added services, logistics services, depot repair, and spare parts distribution for virtually all major PC brands and system components including peripherals. Digital West deals with many manufacturers to ensure an ability to handle any and all customer's requests for programs such as repair, part sales, advance exchanges, cross-ships, emergency parts and other asset management programs. Digital West's web site is www.DigitalWest.com.


RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

   Our net loss during the three months ended March 31, 2001 was ($810,020), compared to ($1,056,992) for the same period in 2000. The reduction in this loss is attributable to an increase in sales primarily in our Digital West Division).

     Sales were $825,912 for the three months ended March 31, 2001, compared to $109,222 for the three months ended March 31, 2000. This increase is primarily a result of our acquisition of Digital West and its increased impact on our sales.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, we had assets of $2,104,436, compared to $1,871,719 as of December 31, 2000. This increase was attributable to an increase in inventory in our Digital West division.

     Our current liabilities increased from $3,377,756 as of December 31, 2000 to $3,751,248 as of March 31, 2001, due primarily to an increase in expenses and accounts payable. Total liabilities also increased, from $3,927,756 as of December 31, 2000 to $4,676,248 as of March 31, 2001, due primarily to the issuance of new convertible debentures.

    As of March 31, 2001, our accumulated deficit was $13,019,336, while our stockholders deficit was $2,571,812, as compared to $12,209,316 and $2,055,839, respectively, as of December 31, 2000. The accumulated deficit and stockholders deficit increases are attributable to the factors set forth above.

    On January 12, 2001, the Company issued a convertible promissory note due January 12, 2003. Interest is payable on the note at the rate of ten percent per annum, with quarterly installments in arrears with the first payment payable March 31, and each quarter thereafter until paid. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001 and continue until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder. The conversion price for each share of common stock shall be $0.045 per share.

     The Company made no material capital expenditures during the quarter ended March 31, 2001..

     PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

     Not applicable.

ITEM  2     CHANGES  IN  SECURITIES

     On January 10, 2001, the Company issued 4,428,930 shares to consultants and employees of the Company, including 960,000 shares issued to Joseph M. Naughton in consideration for past due accrued salary.

    On January 12, 2001, the Company issued a convertible promissory note due January 12, 2003. Interest is payable on the note at the rate of ten percent per annum, with quarterly installments in arrears with the first payment payable March 31, and each quarter thereafter until paid. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001 and continue until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder. The conversion price for each share of common stock shall be $0.045 per share.

     On March 8, 2001, the Company issued 1,067,000 shares of common stock to consultants for the Company. The Company also issued a warrant for 500,000 shares exercisable at $0.15 per share, a warrant for 500,000 shares exercisable at $0.25 per share and a warrant for 500,000 shares exercisable at $0.35 per share.


ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

     None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not applicable.

ITEM  5     OTHER  INFORMATION

     None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     None

(b)     REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Dated:  MAY 15, 2001                          Go  Online  Networks  Corporation


                                               /s/  Joseph  M.  Naughton

                                               Joseph  M.  Naughton,
                                               Chief  Executive  Officer
                                               and  Director