Form 10KSB/A
period 2000-12-31
GO ONLINE NETWORKS CORP
filed 2001-06-07
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                                     WASHINGTON,  D.C.  20549

                                         AMENDMENT NO. 1 TO

                                             FORM  10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF  1934

                  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

     For  the  transition  period  from  _______________  to  _______________.


                            COMMISSION  FILE  NUMBER  O-23845

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes   X  No  .
                                                        ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.     $1,281,781

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $5,402,790, based on the closing price for the common stock on March 30, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 2000, there were 86,260,343 shares of common stock, par value $0.001, issued and outstanding.

                     DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

Item 7. Financial Statements

Item 7 of the Company's Form 10-KSB for the year ended December 31, 2000 is hereby amended to revise NOTE 15 to the Notes to the Company's Financial
Statements for the year ended December 31, 2000 to correct a typographical Error included in that note:

NOTE  15  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In June of 1999, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize ass derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the third quarter of fiscal year ending December 31, 2000. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 5, 2001                    Go  Online  Networks  Corporation


                                            /s/  Joseph  M.  Naughton

                                            Joseph  M. Naughton, Chief Executive
                                              Officer  and  Director

     Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.


   /s/   Joseph  M.  Naughton      Chief  Executive  Officer  and Director
-----------------------------      (principal financial and accounting officer)
Joseph  M.  Naughton



   /s/   Scott  Claverie           Director; President of AMS Acquisition Corp.
------------------------
Scott  Claverie



   /s/   James  Cannon             Director;  Secretary
--------------------
James  Cannon

                   [MILLER AND MCCOLLOM LETTERHEAD]


June 5, 2001


Securities and Exchange Commission
450 West Fifth Street, N.W.
Washington, D.C.  20549

Gentlemen:

We hereby consent to the inclusion of our Report of Independent Certified Public Accountants for Go Online Networks Corporation Form 10-KSB, dated March 15, 2001 as of December 31, 1999 and 2000 and the years then ended.


/s/  Miller and McCollom

MILLER AND MCCOLOM