Form 10KSB/A
period 2000-12-31
GO ONLINE NETWORKS CORP
filed 2001-07-13
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                                     WASHINGTON,  D.C.  20549

                                         AMENDMENT NO. 2 TO

                                             FORM  10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF  1934

                  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

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

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

Item 7. Financial Statements

Item 7 of the Company's Form 10-KSB for the year ended December 31, 2000 are hereby amended and included herein in their entirety.

                          INDEX TO FINANCIAL STATEMENTS




                         GO ONLINE NETWORKS CORPORATION
                          and CONSOLIDATED SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                      with

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                         PAGE

           Report of Independent Certified Public Accountants     F-2

Financial  Statements:

                              Balance Sheet     F-3

                        Statements of Operations     F- 4

          Statement of Shareholders' Equity (Deficit)     F - 5 to F - 6

                         Statement of Cash Flows     F- 7

                 Notes to Financial Statements     F- 8 to F- 16

                               MILLER AND MCCOLLOM
                          CERTIFIED PUBLIC ACCOUNTANTS


                         INDEPENDENT ACCOUNTANTS' REPORT

Board  of  Directors
Go  Online  Networks,  Inc.

     We have audited the accompanying consolidated balance sheets of Go Online Networks, Inc. as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go Online Networks, Inc. as of December 31, 2000 and December 31, 1999 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2000 and December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management's plan to continue in operations is contained in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MILLER  AND  MCCOLLOM
Lakewood,  Colorado
March  15,  2001,  except  for  Note  15,  which  is  June  15,  2001

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET


                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET

ASSETS
                                                                                   December 31,
                                                                                  --------------
                                                                                   2000          1999
                                                                          --------------  ------------

Current assets
 Cash and cash items . . . . . . . . . . . . . . . . . . . . . . . . . .  $      43,332   $    25,921
 Accounts receivable, net of allowances for doubtful accounts of $1,703.         61,241             -
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        127,961             -
 Prepaid expenses and other current items. . . . . . . . . . . . . . . .          7,370        18,503
 Accounts receivable-Retronics, Inc. (Note 7). . . . . . . . . . . . . .              -             -

   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .        239,904        44,424

Designs and trademarks - net of accumulated amortization
 of $30,536 in 2000, and $29,164 in 1999 . . . . . . . . . . . . . . . .         19,464        20,833
Property and equipment, net of accumulated depreciation of
 $814,253 in 2000 and $96,569 in 1999. . . . . . . . . . . . . . . . . .        652,017       758,812
Other assets - deposits. . . . . . . . . . . . . . . . . . . . . . . . .         22,485         5,282
Goodwill - net of amortization of $83,393. . . . . . . . . . . . . . . .        938,047             -

   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,871,917   $   829,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $     788,975   $   505,399
 Notes payable and accrued interest (Note 9) . . . . . . . . . . . . . .        143,643       136,467
 Advances from and accrued expenses due to officer (Note 2). . . . . . .        388,144       492,687
 Accrued lease obligations . . . . . . . . . . . . . . . . . . . . . . .         35,794             -
 Series A Convertible Notes (Note 11). . . . . . . . . . . . . . . . . .      1,071,200             -
 Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       120,000
 Advances payable (Note 17). . . . . . . . . . . . . . . . . . . . . . .        950,000             -

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      3,377,756     1,254,553

Convertible debentures (Note 11) . . . . . . . . . . . . . . . . . . . .        550,000       538,462

   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      3,927,756     1,793,015

Commitments and contingencies (Note 1, 2, 6, 7, 10 and 13)

Stockholders' equity (deficit):  (Notes 1 and 3)
 Series A Convertible Preferred Stock, $0.001 par value,
 10,000,000 shares authorized, 663,333 outstanding in
 2000 and 499,333 outstanding in 1999. . . . . . . . . . . . . . . . . .            663           499
 Series B Convertible Preferred Stock, $100 par value,
 2,000 shares authorized, 2,000 shares issued and
 outstanding at December 31, 2000. . . . . . . . . . . . . . . . . . . .        200,000             -
 Common stock $0.001 par value, 200,000,000 shares authorized,
 86,260,343 and 75,181,843 shares issued at December 31, 2000, and 1999.         86,260        75,182
 Outstanding common stock warrants (Note ) . . . . . . . . . . . . . . .         30,000             -
 Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,836,554     7,771,891
 Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .    (12,209,316)   (8,811,236)

   Total stockholders' equity (deficit). . . . . . . . . . . . . . . . .     (2,055,839)     (963,664)

     Total liabilities and stockholders' equity (deficit). . . . . . . .  $   1,871,917   $   829,351



         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                         -------------------------
                                                                      2000          1999
                                                  -------------------------  ------------

Sales and other revenues
  Less:  cost of goods sold. . . . . . . . . . .  $              1,281,781   $    89,749
  Gross profit . . . . . . . . . . . . . . . . .                 1,264,698             -
                                                                    17,083        89,749
                                                  -------------------------  ------------
Expenses:
  Amortization and depreciation. . . . . . . . .                   290,781        80,660
  Rent . . . . . . . . . . . . . . . . . . . . .                   100,200        44,237
  Legal and professional fees. . . . . . . . . .                   469,994       433,564
  Contract services, salaries and payroll taxes.                 1,207,096       370,215
  Impairment of long-lived assets (Note 8) . . .                   311,493             -
  Website development. . . . . . . . . . . . . .                         -       180,000
  Provision for valuation allowance (Note 7) . .                   133,583             -
  Other. . . . . . . . . . . . . . . . . . . . .                   403,178       670,410
  Total expenses . . . . . . . . . . . . . . . .                 2,916,325     1,779,086
                                                  -------------------------  ------------

Net profit (loss) from operations. . . . . . . .                (2,899,242)   (1,689,337)

Other income and expense:
  Litigation settlement. . . . . . . . . . . . .                   (23,000)      100,000
  Interest income. . . . . . . . . . . . . . . .                         4             -
  Interest expense . . . . . . . . . . . . . . .                  (165,122)      (40,509)
  Option buyback . . . . . . . . . . . . . . . .                         -      (625,000)
  Discount on convertible notes. . . . . . . . .                         -      (188,462)
  Expense for public reporting . . . . . . . . .                  (450,000)            -
  Gain on sale of Auctionomics, Inc. . . . . . .                   139,280             -

Net (loss) . . . . . . . . . . . . . . . . . . .  $             (3,398,080)  $(2,443,308)

Net (loss) per common share. . . . . . . . . . .  $                   (.04)  $      (.03)
Weighted number of shares outstanding. . . . . .                83,621,312    70,502,913
                                                  =========================  ============



         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                  Series A                  Series B
                                                  Convertible               Convertible
                                                  Preferred                 Preferred
                                                  Stock                     Stock                 Common Stock
                                                  ------------              -------------         ------------
                                           Shares        Amount         Shares        Amount    Shares       Amount
                                           ------------  -------------  ------------  --------  -----------  --------

Balance at December 31, 1998. . . . . . .      638,333   $        638              -  $      -  54,450,028   $54,450
Common stock issued . . . . . . . . . . .            -              -              -         -  20,592,815    20,593
Preferred stock converted . . . . . . . .     (139,000)          (139)             -         -     139,000       139
Loss for the year ended December 31, 1999            -              -              -         -           -         -

Balance at December 31, 1999. . . . . . .      499,333            499              -         -  75,181,843    75,182

Common stock issued for the
  acquisition of Westlake Capital
  Corporation and related services. . . .            -              -              -         -   4,275,000     4,275
Shares issued for cash. . . . . . . . . .            -              -              -         -   2,500,000     2,500
Shares issued for consulting services . .      150,000            150              -         -   1,735,000     1,735
Shares issued to company officer
  in lieu of salary . . . . . . . . . . .            -              -              -         -   2,740,000     2,740
Shares issued to settle lawsuit . . . . .       30,000             30              -         -           -         -
Shares returned in connection with
  sale of Auctionomics, Inc.. . . . . . .            -              -              -         -    (937,500)     (938)
Sale of warrants. . . . . . . . . . . . .            -              -              -         -           -         -
Preferred stock converted . . . . . . . .      (16,000)           (16)             -         -      16,000        16
Shares issued for the acquisition
  of Digital West . . . . . . . . . . . .            -              -          2,000   200,000     750,000       750
Loss for the year ended December 31, 1999

Balance December 31, 2000 . . . . . . . .      663,333   $        663          2,000  $200,000  86,260,343   $86,260



         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                               Total
                                                 Common                                        Stockholders'
                                                 Stock               Paid-in                   Equity
                                                 Warrants            Capital         Deficit   (Deficit)
                                                 --------            --------        -------   -------------
                                           Shares    Amount
                                           --------

Balance at December 31, 1998. . . . . . .         -  $            -  $5,947,748  $ (6,367,928)  $  (365,092)
Common stock issued . . . . . . . . . . .         -               -   1,824,143             -     1,844,736
Preferred stock converted . . . . . . . .         -               -           -             -             -
Loss for the year ended December 31, 1999         -               -           -    (2,443,308)   (2,443,308)

Balance at December 31, 1999. . . . . . .         -               -   7,771,891    (8,811,236)     (963,664)

Common stock issued for the
  acquisition of Westlake Capital
  Corporation and related services. . . .         -               -     698,225             -       702,500
Shares issued for cash. . . . . . . . . .         -               -     247,500             -       250,000
Shares issued for consulting services . .         -               -     614,620             -       616,505
Shares issued to company officer
  in lieu of salary . . . . . . . . . . .         -               -     298,660             -       301,400
Shares issued to settle lawsuit . . . . .         -               -      10,470             -        10,500
Shares returned in connection with
  sale of Auctionomics, Inc.. . . . . . .         -               -         938             -             -
Sale of warrants. . . . . . . . . . . . .   750,000          30,000           -             -        30,000
Preferred stock converted . . . . . . . .         -               -           -             -             -
Shares issued for the acquisition
  of Digital West . . . . . . . . . . . .         -               -     194,250             -       395,000
Loss for the year ended December 31, 1999         -               -           -    (3,398,080)   (3,398,080)

Balance December 31, 2000 . . . . . . . .   750,000  $       30,000  $9,836,554  $(12,209,316)  $(2,055,839)
                                           ========  ==============  ==========  =============  ============


         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999

                                                            2000          1999
                                                     ------------  ------------

Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(3,398,080)  $(2,443,308)
  Adjustments to reconcile net (loss) to
  net cash provided by (used in) operations
  Depreciation and amortization . . . . . . . . . .      719,056        80,660
  Provision for doubtful accounts . . . . . . . . .        1,703             -
  (Increase) in accounts receivable . . . . . . . .      (62,944)            -
  (Increase) in inventory . . . . . . . . . . . . .     (127,961)            -
  Decrease in prepayments . . . . . . . . . . . . .       11,133             -
  Increase in accounts payable. . . . . . . . . . .      200,588       439,358
  Increase in notes payable . . . . . . . . . . . .       90,164             -
  (Decrease) in advances payable. . . . . . . . . .     (104,543)            -
  Increase in accrued lease obligation. . . . . . .       35,794             -
  (Decrease) in unearned revenue. . . . . . . . . .     (120,000)      120,000
  Increase in current portion of debentures payable      275,000             -
  Discount on debenture . . . . . . . . . . . . . .            -       188,462
  Common stock issued for expense . . . . . . . . .      916,202             -
  Option buy back . . . . . . . . . . . . . . . . .            -       625,000
  Other . . . . . . . . . . . . . . . . . . . . . .            -       346,413

Net cash (used in) operating activities . . . . . .   (1,563,888)     (643,415)

Investing activities:
  Investment in designs, trademarks and equipment .     (610,892)     (855,381)
  (Increase) in escrow account. . . . . . . . . . .            -      (265,767)
  Decrease in escrow account. . . . . . . . . . . .            -       265,767
  Investment in goodwill and other assets . . . . .     (955,250)      (50,000)

Net cash (used in) investing activities . . . . . .   (1,566,142)     (905,381)

Financing activities:
  Proceeds from loan. . . . . . . . . . . . . . . .      950,000             -
  Repayment of convertible debentures and loans . .     (538,462)            -
  Proceeds from notes and advances payable. . . . .      925,303       532,710
  Proceeds from convertible debentures. . . . . . .    1,525,000             -
  Preferred stock converted . . . . . . . . . . . .        5,600             -
  Common stock issued for cash. . . . . . . . . . .      250,000     1,039,736
  Sale of warrants. . . . . . . . . . . . . . . . .       30,000             -

Net cash provided by financing activities . . . . .    3,147,441     1,572,446

Increase in cash. . . . . . . . . . . . . . . . . .       17,411        23,650

Cash, beginning of year . . . . . . . . . . . . . .       25,921         2,271

Cash, end of year . . . . . . . . . . . . . . . . .  $    43,332   $    25,921

Non-cash financing activities:
  Conversion of preferred stock to common stock . .           16             -


         The accompanying notes are an integral part of these statements

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements of Go Online Networks Corporation (the "Company") (formerly Jones Naughton Entertainment, Inc.) and consolidated subsidiaries include the accounts of Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries AMS Acquisition Corp. (AMS), incorporated in Nevada on June 2, 1998; and Digital West Marketing, Inc., (Digital) which was acquired by the Company on August 31, 2000 (See Note 2). The Company's investment in Auctionomics, Inc. that was incorporated on June 8, 1999, was sold during May 2000. AMS and Auctionomics were 75% owned subsidiaries of Go Online Networks Corporation. Jones Naughton Entertainment, Inc. changed its name to Go Online Networks Corporation on September 8, 1999. The Company is in the information technology business and the computer and related product refurbishing businesses. All inter-company accounts have been eliminated in the consolidation. The Company has selected December 31 as its year end.

By agreement on January 20, 2000, the Company issued common stock to acquire Westlake Capital Corp. (Westlake) for the purpose of facilitating the Company becoming a reporting company with the Securities and Exchange Commission. No assets were acquired as part of the transaction. The acquisition of Westlake was accounted for as a purchase and as a "reverse acquisition."

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

BASIS  OF  PRESENTATION  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management's plan to continue in operations is to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

PER  SHARE  INFORMATION
The per share information is computed based upon the weighted average number of shares outstanding.

EQUIPMENT

The Company carries its investment in equipment, principally consisting of office equipment, computer access kiosks installed at customer locations, and computer refurbishing equipment, at cost net of accumulated depreciation. Depreciation is provided over a period of five to ten years on a straight-line basis. See Note 7- for an explanation of an impairment in connection with long lived assets.

GEOGRAPHIC  AREA  OF  OPERATIONS

The Company's customers and vendors are principally in the U.S.A. and with a significant concentration in California. Since the Company's business is principally in computer related activities, this concentration of operations results in an inherent risk and uncertainty.

INTANGIBLE  ASSETS

Intangible assets consisting of designs and trademarks are reviewed, at least quarterly, to determine if there is any impairment in its carrying values. As of December 31, 2000, the Company believes that there is no impairment in the value of its intangible assets.

STOCK  ISSUED  FOR  SERVICES  AND  STOCK  OPTIONS  GRANTED  FOR  SERVICES

The Company has issued stock and granted stock options to certain individuals and companies for services. The market value of the shares issued was recorded as an expense in the accompanying financial statements. All options granted were at market value or higher at the time of the grant. No compensation was recorded for the options granted since any compensatory amounts would be immaterial since the options were granted at prices greater than equal to market.

UNEARNED  INCOME

The Company had unearned income as of December 31, 1999 of $120,000 which became fully earned during the year ending December 31, 2000.

INCOME  TAXES

The Company, as of December 31, 2000, had approximately $10,750,000 of net operating loss carryovers that expire in years through 2020. A change in ownership of more than 50% of the Company may result in the inability of the company to utilize the carryovers. As of December 31, 2000, the Company had deferred tax assets of approximately $3,225,000 related to the net operating loss carryovers. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryovers, are uncertain.

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

PREFERRED  STOCK

The Company has outstanding 833,333 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the option of the holder. The Series A Preferred Stock votes on equal per share basis with the Common Stock, and is eligible to receive equivalent dividends to the shares of Common Stock. In the event of a liquidation of the Company, the Series A Preferred Stock has a liquidation preference of the number of shares plus 8% from the time of issuance.

The  Company  has  outstanding  20,000  shares of Series B $100 Principal Amount
Preferred  Stock.       Upon  the event that Digital reports positive net income
for one calendar quarter, the Series B shareholder will become entitled to receive dividends on the same per share basis as holders of Common Stock, have all voting rights and liquidation rights as a share of Common Stock, and the right to convert to Common Stock at a conversion price determined by an average closing price of the Common Stock for a period preceding conversion date.

GOODWILL

The Company recorded goodwill in connection with the acquisition of Digital. See Note 6.

NOTE  2  -  ADVANCES  AND  ACCRUED  EXPENSES  -  RELATED  PARTY

The Company's chief executive officer has loaned various amounts to the Company, and the officer has unpaid compensation due him. The balances, as of December 31, 1999, were $240,202 representing loans and $252,485 of unpaid compensation. The amounts, as of December 31, 2000, were $307,144 in loans and $48,000 in unpaid compensation.

On June 26, 2000, the Company issued 2,740,000 shares of its common stock valued at approximately $.11 per share totaling $301,485 that represented his unpaid compensation through June 30, 2000.

As described in Note 12, the Company received cash in connection with loans payable amounting to $250,000. The loans were guaranteed by the Company's chief executive officer pledging 1,500,000 shares of the Company's common stock that was given up by the officer under a voluntary foreclosure.

NOTE  3  -  ISSUANCE  OF  COMMON  STOCK

For the year ending December 31, 1999, the Company issued 20,731,815 shares of its common stock, including 139,000 shares resulting from a conversion of Series A Convertible Preferred Stock.

In connection with the acquisition of Westlake described in Note 1, the Company issued 3,000,000 shares to the shareholders of Westlake. An additional 1,275,000 shares were issued as payment of legal and consulting services in connection with acquisition.

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  3  -  ISSUANCE  OF  COMMON  STOCK  (CONTINUED)

Additional shares were issued during the year ending December 31, 2000, including 2,500,000 shares sold for cash, 1,735,000 shares issued for legal and consulting services, 2,740,000 shares were issued to the Company's chief executive officer as described in Note 2, 16,000 shares were issued by conversion of 16,000 shares of the Company's Series A Convertible Preferred Stock and 750,000 shares were issued in the acquisition of Digital described in
Note 6. The Company had 937,500 shares of its common stock returned to it in connection with the sale of its interest in Auctionomics, Inc. as described in
Note  12.

NOTE  4  -  ISSUANCE  OF  SERIES  A  PREFERRED  STOCK

During the year the Company issued 150,000 shares of its Series A Preferred Stock to a group of individuals for consulting services. The Company issued 30,000 shares of its stock in connection with a settlement of an outstanding lawsuit as described in Note 5.

NOTE  5  -  SETTLEMENT  OF  LAWSUIT

The Company entered into a settlement agreement on an outstanding lawsuit for which it agreed to pay a sum of $12,500 in cash and issued 30,000 of Series A Preferred Stock described in Note 4.

NOTE  6  -  ACQUISITION  OF  DIGITAL  WEST  MARKETING,  INC.

On August 31, 2000, the Company acquired all of the outstanding stock of Digital. The acquisition, for accounting purposes, was treated as a purchase. In consideration for acquiring the stock, the Company paid $825,000 and these monies were utilized to pay prior indebtedness, accounts payable, and accrued expenses. In addition, the Company issued 750,000 restricted shares of its common stock, a warrant to purchase an aggregate of 750,000 shares of the Company's common stock for a period of two years at $.022 per share. The restricted common stock issued was recorded at 90% of the Company's direct market value as of the date of issuance. The Company also issued 2,000 shares of its newly authorized Series B. $100 Principal Amount Preferred Stock.
Subsequent to the acquisition date, the parties modified the agreement to account for items including cash, inventory, and accounts payable assumed to reflect a corrected interpretation of their agreement.

The Company accounted for the acquisition of the common stock of Digital as a purchase. The detailed accounting for the assets and liabilities included by the acquisition reflecting Goodwill, as modified, as described in the preceding paragraph, and is as follows:

Inventory                                   $  155,578
Prepaid  expenses                               15,435
Deposits                                        33,493
Office  furniture                               58,775
Office  equipment                               34,177
Computer  equipment                             55,699
Lab  furniture  &  fixtures                      6.903
Warehouse  equipment                             26,19

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  6  -  ACQUISITION  OF  DIGITAL  WEST  MARKETING,  INC.  (CONTINUED)

Machinery  &  equipment                         15,441
Lab  equipment                                 256,294
Accumulated  depreciation                    (200,088)
Miscellaneous                                    1,044
Goodwill                                     1.021,440
                                           -----------

          Total                             $1.480,385

Less:     Expenses  assumed                   (20,000)
          Lease  obligations  assumed         (43,846)
          Accounts  payable  assumed          (10,961)
                                        --------------

     Total  acquisitions                     (156,539)

The  acquisition  payments  are  as  follows:
     Common  stock  issued                 $   195,000
     Series  B  preferred  stock  issued       200,000
     Warrants  to  buy  common  stock issued    30,000
     Cash  paid                                825,000
                                       ---------------

        Total  acquisition  costs           $1,250,000
                                         =============

The Company recorded goodwill in the acquisition of Digital of $1.021,440 which is being amortized over five years.

NOTE  7  -  ACCOUNTS  RECEIVABLE  -  RETRONICS,  INC.

The Company's subsidiary, Digital, has made sales to a company controlled by Digital's President, which comprises a conflict of interest. Sales to Retronics of $288,632 represent approximately 36% of Digital's total sales of $798,596. A considerable amount of those sales were made at a price less than that charged to other customers. In addition, Retronics, Inc. owes the Company for amounts paid that were properly charged to Retronics, Inc. The accompanying financial statements include a provision for evaluation reserve for the entire account receivable of $133,583.

NOTE  8  -  IMPAIRMENT  OF  LONG-LIVED  ASSETS

In accordance with SFAS 121, the Company has made an assessment that its' investments in internet kiosk machines has been impaired. Consequently, the Company has reduced its value as of December 31, 2000 to an estimated net realizable value. A total of $311,493 has been included as an expense in the accompanying statement of operation for the year ending December 31, 2000.

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  9  -  NOTES  PAYABLE  AND  ACCRUED  INTEREST

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500 respectively bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. The balances payable, including interest, at December 31, 2000 are $73,899 and $69,744, respectively.

NOTE  10  -  ISSUANCE  OF  SERIES  2000-A  EIGHT  PERCENT  CONVERTIBLE  NOTES

Effective  January  10,  2000,  the  Company  entered into a Securities Purchase
Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. Accrual of interest may be payable either in cash or Common Stock at the holder's option. If interest is paid in Common Stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the Common Stock for the ten trading days prior to the due date of such interest. The Notes are convertible into Common Stock, upon certain Registration, and for prices determined at various dates as defined in the agreement. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999.

The notes are in default and the entire amount of the notes and accrued interest are shown in the accompanying financial statements as a current liability.

NOTE  11  -  CONVERTIBLE  NOTES  PAYABLE

In September and November 2000, the Company sold an aggregate of $550,000 of convertible notes payable with interest at 10%. The notes are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share.

NOTE  12  -  SALE  OF  AUCTIONOMICS,  INC.

Effective June 10, 1999, the Company entered into a stock purchase agreement whereby the Company acquired 75% ownership of Auctionomics, Inc. a Nevada corporation, by issuing common stock of the Company and warrants for the purchase of the Company's common stock. Auctionomics, Inc. did not become an operating company, and during 2000 the Company sold its interest by receiving back certain of its common stock and $140,000 in cash. The Company recorded a gain of $139,280 based upon the cash consideration only.

NOTE  13  -  STOCK  OPTIONS

The following is a schedule of the Company's stock options showing options issued, expired, and outstanding:

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  13  -  STOCK  OPTIONS  (CONTINUED)




DATE OF GRANT . . . . . . . .  NUMBER OF SHARES   OPTION PRICE   EXPIRATION DATE
-----------------------------  -----------------  -------------  -----------------------------
Balance outstanding
   December 31, 1998. . . . .         2,100,000   $  .08 - $.25  Average option price of $.18
                               -----------------  -------------
May 3, 1998 . . . . . . . . .          (500,000)            .07  Exercised Feb. 2, 1999
April 12, 1999. . . . . . . .           150,000             .25  April 11, 2001
April 12, 1999. . . . . . . .         1,000,000             .20  April 11, 2001
August 9, 1999. . . . . . . .           200,000             .32  Expired August 8, 2000
September 15, 1999. . . . . .         1,000,000             .50  December 31, 2000
May 3, 1998 . . . . . . . . .          (500,000)           .175  Expired February 2, 1999
May 3, 1998 . . . . . . . . .          (500,000)            .25  Expired February 2, 1999
July 27, 1998 . . . . . . . .          (500,000)            .25  Expired February 2, 1999
April 1, 1998 . . . . . . . .          (100,000)            .25  Expired November 1, 1999
                               -----------------  -------------

Balance outstanding,
    December 31, 1999                 2,350,000  $   .20 - $.50  Average Option Price of .27
August 9, 1999. . . . . . . .          (200,000)            .32  Expired December 8, 2000
September 15, 1999. . . . . .        (1,000,000)            .50  Expired December 31, 2000
                               -----------------  -------------

Balance outstanding,
    December 31, 2000                 1,150,000  $    .20 - .25  Average Option Price $.21
                                      =============  ==========


In addition to the options included above, the Company has issued options in the acquisition of Digital described in Note 6 and issued the following options to acquire restricted stock of the Company:

A. 31,640 shares exercisable at $.20 per share at any time within one year after the Company's common stock first trades at or above $1.20 per share for thirty consecutive trading days.

B. 31.640 shares exercisable at $.40 per share exercisable at any time within one year after the publicly traded common stock of the Company has traded at $2.00 per share on each trading date for thirty consecutive days.

C. 31,640 shares exercisable at $1.00 per share at any time within one year after the publicly traded common stock of the Company has traded at $2.80 per share for thirty consecutive trading days. Such shares cannot be traded for a period of ninety days after the exercise of this option.

D. 31,640 shares exercisable at $2.00 per share, exercisable at any time within one year after the publicly traded common stock of the Company has traded at $3.50 per share for thirty consecutive trading days. Such shares cannot be traded for a period of sixty days after the exercise of this option.

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  14  -  SEGMENT  REPORTING

Commencing in 2000, the Company has two reportable segments: computer refurbishing and services and computer internet activities. The computer refurbishing and services segment commenced on September
1, 2000, resulting from the acquisition of Digital. The segments accounting policies are the same as those described in the summary of significant accounting policies except that interest expense is not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based upon profit or loss from operations before interest and does not include other non- recurring gains and expenses. The
Company does not have any inter-segment sales. The following represents significant items of segment information:

             Computer  refurbishing        Internet           All
                    and  services          activities       others      Total
                    -------------          ----------       ------      -----

Revenue                  $483,186           $798,596            -    $1,281,782
Amortization
     and  depreciation    185,966            104,815            -       290,781
Impairment  of
     long-lived  assets   311,493                  -            -       311,493
Segment  (loss)        (2,095,711)          (492,038)    (810,331)   (3,398,080)
Segment  assets                              482,863    1,389,054     1,871,917


NOTE  15  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In June of 1999, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize as derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequently, the SEC issued SAB 101B which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, which required the Company to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than the fourth quarter of the year 2000. The Company adopted SAB 101 during the fourth quarter of 2000. The Company believes that the adoption of SAB 101, as amended by SAB
101B, has not had material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

          GO ONLINE NETWORKS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  16  -  LEASE  OBLIGATIONS

The Company and its subsidiaries have entered into various office and facility leases. The leases are generally subject to a base rent with varying increase provisions as provided for in the leases. Future base rent commitments, during the years ended December 31 under the leases are as follows:


NOTE  16  -  LEASING  OBLIGATIONS  (CONTINUED)

2001     $129,612
2002      121,612
2003      110,412
2004        8,075

NOTE  17  -  SUBSEQUENT  EVENTS

On January 10, 2000, the Company issued 4,280,000 shares of its common stock for services. An additional 1,100,000 shares of stock were issued in connection with new consulting and marketing contracts.

Arrangements  have  been  made  to  reduce the online network activities of AMS.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 13, 2001                    Go  Online  Networks  Corporation


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