Form 10QSB
period 2001-06-30
GO ONLINE NETWORKS CORP
filed 2001-08-17
CIK 1056617

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AT JUNE 30, 2001
-----                                          ---------------------------------

Common stock, no par value                                            96,380,382

Transitional  Small  Business  Disclosure  Format.  Yes _____  No  __X__.

                         GO  ONLINE  NETWORKS  CORPORATION

                                      INDEX


PART  I     Financial  Information
-------     ----------------------

                                                               Page
                                                               ----

                                         Page

        Review Report of Independent Certified Public Accountant     F-1

                      Financial Statements:     F-2 to F-5

                              Balance Sheet     F-2

                      Statements of Operations     F-3 & F-4

                         Statement of Cash Flows     F-5

                  Notes to Financial Statements     F-6 to F-8


Management's Discussion and Analysis and Results of Operations                1


PART  II    Other  Information
--------    ------------------

            Item 1     Legal Proceedings                                      2

            Item 2     Changes in Securities                                  2

            Item 3     Defaults Upon Senior Securities                        2

            Item 4     Submission of Matters to a Vote of Security Holders    2

            Item 5     Other Information                                      2

            Item 6     Exhibits and Reports on Form 8-K                       3

                        PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  INFORMATION



            Review Report of Independent Certified Public Accountants

Board  of  Directors
Go  Online  Networks  Corporation


We have reviewed the accompanying consolidated balance sheet of Go Online Networks Corporation, as of June 30, 2001, and the related consolidated statements of operations for the three and six month periods then ended and consolidated statement of cash flows for the six month period ended June 30, 2001 in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Go Online Networks Corporation.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.


/s/  Miller  and  McCollom

Miller  and  McCollom,  CPAs
7400  West  Fourteenth  Avenue,  Suite  10
Lakewood,  Colorado
August  14,  2001

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                               ASSETS

Current Assets
   Cash and cash items . . . . . . . . . . . . . . . . . . . . . . .  $    319,850
   Accounts receivable, net of allowances for doubtful accounts of
   $    134,920. . . . . . . . . . . . . . . . . . . . . . . . . . .        305,138
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       920,492
   Prepaid expenses and other current items. . . . . . . . . . . . .         7,182
 Deferred refurbishing costs . . . . . . . . . . . . . . . . . . . .        61,200
            Total current assets . . . . . . . . . . . . . . . . . .     1,614,862
                                                                      -------------

Property and equipment, net of accumulated depreciation of $925,302.       533,746
Other assets - Deposits. . . . . . . . . . . . . . . . . . . . . . .        32,485
Deferred financing costs - Debentures. . . . . . . . . . . . . . . .        56,100
Goodwill (net of amortization of $170,240) . . . . . . . . . . . . .       851,200
            Total assets . . . . . . . . . . . . . . . . . . . . . .  $  3,087,393
                                                                      =============

LIABILITIES AND STOCKHOLDERS (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses . . . . . . . . . . . . . .  $  2,029,176
 Current portion of notes payable. . . . . . . . . . . . . . . . . .       147,231
 Advances from and accrued expense to officer. . . . . . . . . . . .       362,166
 Accrued lease obligations . . . . . . . . . . . . . . . . . . . . .        22,646
 Series A Convertible Debentures . . . . . . . . . . . . . . . . . .       925,000
   Advances payable. . . . . . . . . . . . . . . . . . . . . . . . .       950,000
 Total current liabilities . . . . . . . . . . . . . . . . . . . . .     4,436,219
                                                                      -------------

Other convertible debentures and notes payable . . . . . . . . . . .     1,425,000
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     5,861,219
                                                                      -------------

Stockholders' (Deficit)
 Series A Convertible Preferred Stock, no par value, 100,000,000
   Shares authorized, 663,333 shares outstanding . . . . . . . . . .           663
 Series B Convertible Preferred Stock, $100 par value, 2,000 shares
     authorized, issued and outstanding. . . . . . . . . . . . . . .       200,000
 Common stock, $0.001 par value, 200,000,000 shares authorized
   96,380,382 shares issued and outstanding. . . . . . . . . . . . .        96,380
   Outstanding common stock warrants . . . . . . . . . . . . . . . .        55,000
   Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . .    10,337,481
   Accumulated (deficit) . . . . . . . . . . . . . . . . . . . . . .   (13,463,350)

      Total stockholders' (deficit). . . . . . . . . . . . . . . . .    (2,773,826)
                                                                      -------------

     Total liabilities and stockholders' (deficit) . . . . . . . . .  $  3,087,393
                                                                      -------------

         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE ------THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        2001          2000
                                                 ------------  ------------
Sales and other revenues. . . . . . . . . . . .  $ 1,489,903   $   147.259
                                                 ------------  ------------
Refurbishing fee income . . . . . . . . . . . .      189,006             -
                                                 ------------  ------------
 Total Revenue. . . . . . . . . . . . . . . . .    1,678,909       147,259
                                                 ------------  ------------

 Less: cost of goods sold . . . . . . . . . . .    1,337,443         2,319
                                                 ------------  ------------
 Less: cost of refurbishing . . . . . . . . . .      265,715             -
 Total cost of revenues . . . . . . . . . . . .    1,603,158         2,319
                                                 ------------  ------------

 Gross profit . . . . . . . . . . . . . . . . .       75,751       144,940

Expenses:
 Amortization and depreciation. . . . . . . . .      108,517        53,697
 Rent . . . . . . . . . . . . . . . . . . . . .       33,749         5,354
 Legal and professional fees. . . . . . . . . .       (4,151)       96,744
 Contract services, salaries and payroll taxes.      163,865        97,596
 Compensation, officer. . . . . . . . . . . . .       24,000        24,000
 Other. . . . . . . . . . . . . . . . . . . . .      131,117       220,279
   Total expenses . . . . . . . . . . . . . . .      457,097       497,670
                                                 ------------  ------------

Net (loss) from operations. . . . . . . . . . .     (381,346)     (352,730)
                                                 ------------  ------------

Other income and (expense):
 Interest income. . . . . . . . . . . . . . . .            -             3
 Interest expense . . . . . . . . . . . . . . .      (57,878)      (19,594)
 Gain from sale of Auctionomics . . . . . . . .            -       139,280
 Settlement of lawsuit. . . . . . . . . . . . .            -       (23,000)
 Debenture financing cost . . . . . . . . . . .       (5,190)            -
 Gain on sale of equipment. . . . . . . . . . .          400             -

Net (loss). . . . . . . . . . . . . . . . . . .  $  (444,014)  $  (256,041)

Net (loss) per common share . . . . . . . . . .            *             *
Weighted number of shares outstanding . . . . .   94,243,328    81,328,551

*  loss  per  common  share  less  than  $  (.01)


         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        2001          2000
                                                 ------------  ------------
Sales and other revenues. . . . . . . . . . . .  $ 2,239,519   $   256,481
Refurbishing fee income . . . . . . . . . . . .      265,302             -
                                                 ------------  ------------
   Total revenue. . . . . . . . . . . . . . . .    2,504,821       256,481
                                                 ------------  ------------

 Less: cost of goods sold . . . . . . . . . . .    2,048,363        11,110
                                                 ------------  ------------
 Less: cost of refurbishing . . . . . . . . . .      381,926             -
                                                 ------------  ------------
 Total cost of revenues . . . . . . . . . . . .    2,430,289        11,110
                                                 ------------  ------------

 Gross profit . . . . . . . . . . . . . . . . .       74,532       245,371

Expenses:
 Amortization and depreciation. . . . . . . . .      219,409       103,952
 Rent . . . . . . . . . . . . . . . . . . . . .       66,792        13,769
 Legal and professional fees. . . . . . . . . .      156,609       240,408
 Contract services, salaries and payroll taxes.      446,981       277,032
 Compensation to officer. . . . . . . . . . . .       48,000        48,000
 Other. . . . . . . . . . . . . . . . . . . . .      264,730       370,795
   Total expenses . . . . . . . . . . . . . . .   (1,202,521)   (1,053,956)
                                                 ------------  ------------

Net (loss) from operations. . . . . . . . . . .   (1,127,989)     (808,585)
                                                 ------------  ------------

Other income and (expense):
 Interest income. . . . . . . . . . . . . . . .            -             3
 Interest expense . . . . . . . . . . . . . . .     (119,250)      (39,193)
 Gain on sale of Auctionomics . . . . . . . . .            -       139,280
 Acquisition expense for public reporting . . .            -      (450,000)
 Consulting services for public acquisition . .            -      (120,000)
 Loan costs net of discounts. . . . . . . . . .       (5,190)      (11,538)
 Settlement of lawsuit. . . . . . . . . . . . .            -       (23,000)
 Loss on sale of equipment. . . . . . . . . . .       (1,605)            -

Net (loss). . . . . . . . . . . . . . . . . . .  $(1,254,034)  $(1,313,033)
                                                 ============  ------------

Net (loss) per common share . . . . . . . . . .         (.01)         (.02)
Weighted number of shares outstanding . . . . .   91,320,560    81,328,551

         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001          2000
                                                           ------------  ------------
Operating Activities:
 Net (loss) . . . . . . . . . . . . . . . . . . . . . . .  $(1,254,034)  $(1,313,033)
   Adjustments to reconcile net (loss) to net cash
    (used in) operating activities
   Amortization and depreciation. . . . . . . . . . . . .      219,409       103,952
     Increase (decrease) in accounts payable and accrued
       expenses . . . . . . . . . . . . . . . . . . . . .    1,094,002       (86,946)
     (Increase) in inventory. . . . . . . . . . . . . . .     (792,531)            -
     (Increase) in deferred refurbishment expense . . . .      (61,200)            -
     (Increase) in deferred financing costs . . . . . . .      (56,100)            -
     (Decrease) in unearned revenue . . . . . . . . . . .            -      (111,250)
     Discount on debenture. . . . . . . . . . . . . . . .            -        38,462
     Increase in common stock warrants. . . . . . . . . .       25,000             -
     (Increase) in accounts receivable. . . . . . . . . .     (243,897)      (46,246)
     Common stock issued for   expenses charged . . . . .      511,045       735,000
     Preferred stock issued for  expenses charged . . . .            -        23,000
     Other. . . . . . . . . . . . . . . . . . . . . . . .       (9,812)      167,957
   Net Cash (Used in) Operating Activities. . . . . . . .     (568,118)     (489,104)
                                                           ------------  ------------

Investing Activities:
 Investments in equipment . . . . . . . . . . . . . . . .            -      (151,694)

   Net cash (Used in) Investing Activities. . . . . . . .            -      (151,694)

Financing Activities:
 Sale of assets . . . . . . . . . . . . . . . . . . . . .        5,174             -
 Proceeds from loan . . . . . . . . . . . . . . . . . . .        3,588         3,588
 Repayment of loans . . . . . . . . . . . . . . . . . . .      (39,126)            -
 Repayment of convertible debentures and loans. . . . . .      (75,000)     (538,462)
 Preferred stock converted. . . . . . . . . . . . . . . .            -        (5,600)
 Common stock issued. . . . . . . . . . . . . . . . . . .       75,000       255,600
 Proceeds from convertible debentures . . . . . . . . . .      875,000     1,000,000
   Net Cash provided by financing activities. . . . . . .      844,636       715,126
                                                           ------------  ------------

Increase in cash. . . . . . . . . . . . . . . . . . . . .  $   276,518   $    74,328
                                                           ------------  ------------

Cash, beginning of period . . . . . . . . . . . . . . . .       43,332        25,921

Cash, end of period . . . . . . . . . . . . . . . . . . .  $   319,850   $   100,249
                                                           ============  ============

         The accompanying notes are an integral part of these statements

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Note 1 - Management's Statement

The consolidated financial statements, included herein, have been prepared by Go Online Networks Corporation, (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Go Online Networks Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Go Online Networks Corporation later in the year.

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

                          GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

NOTE  3  -  ISSUANCE  OF  COMMON  STOCK

During the three months ended June 30, 2001, the Company issued 1,434,109 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $75,000 on the principal of the Debentures.

NOTE  4  -  STOCK  ISSUED  FOR  SERVICES

On June 4, 2001, the Company issued 2,840,000 shares of its common stock to various persons for legal and consulting services.

NOTE  5  -  SEGMENT  REPORTING

Commencing in 2000, the Company has two reportable segments: computer refurbishing and services and computer internet activities. The computer refurbishing and services segment commenced on September 1, 2000, resulting from the subsidiary acquisition of Digital West Marketing, Inc. The following represents significant items of segment information as of June 30, 2001 and for the three and six months then ended.

                                             Computer
                                             Refurbishing    Internet      All
                                             and services    activities    other       Total
                                             --------------  ------------  ----------  ------------

Segment assets, June 30, 2001 . . . . . . .  $   1,680,329   $   555,865   $ 851,199     3,087,393

                                For the three months ended June 30, 2001

Revenue . . . . . . . . . . . . . . . . . .  $   1,656,782   $   (22,127)          0   $ 1,678,909
Amortization
  and depreciation. . . . . . . . . . . . .        (21,739)      (30,573)    (56,204)     (108,517)
Segment (loss). . . . . . . . . . . . . . .       (101,507)     (227,910)   (114,597)     (440,014)

                                  For the six months ended June 30, 2001

Revenue . . . . . . . . . . . . . . . . . .  $   2,457,252        47,569           0     2,504,821
Amortization
  and depreciation. . . . . . . . . . . . .        (51,950)      (80,611)    (86,847)     (219,409)
Segment (loss). . . . . . . . . . . . . . .       (333,737)     (711,683)   (208,621)   (1,254,034)


NOTE  6  -  WAIVER  AND  SUPPLEMENT

In connection with its Series A Convertible Debentures, issued January 10, 2000, the Company entered into a waiver and supplement agreement whereby the Company paid $50,000 in basic interest payment and agreed to pay $5,500 in interest each month until the notes are paid in full. The note is due January 20, 2002. The holders of the debentures waived certain rights of default.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

NOTE  7  -  ISSUANCE  OF  CONVERTIBLE  DEBENTURES

On May 3, 2001, the Company issued $500,000, eight percent convertible debentures due May 3, 2003. The debentures are convertible at the lower of eighty percent of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures (which was $0.0439 per share) or eighty percent of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99 percent of the Company's issued and outstanding common stock. The convertible note is collateralized by all of the internet kiosks owned and hereafter acquired and by 2,000,000 shares of the Company's common stock owned by the Company's president.

In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of common stock at 110 percent of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001. The warrant exercise is $0.06196 per share and are exercisable until May 3, 2006. A value of $25,000 is estimated by management as being the value of the warrants.

The Company paid a $750 escrow fee, legal fees of $8,000 and a fee of $52,500 to a Fund Manager of the Fund acquiring the debenture.

NOTE  8  -  GOODWILL

The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill will no longer be amortized. Rather, the assets associated with the goodwill will be assessed at least annually, for impairment. As of June 30, 2000, the Company had amortized goodwill of $851,200 on its balance sheet which was being amortized over five years.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

   Our net loss during the six months ended June 30, 2001 was ($1,254,034), compared to ($1,313,033) for the same period in 2000. The reduction in this loss is attributable to an increase in sales primarily in our Digital West Division), as well as increased cost of goods sold, increased general expenses and a benefit from interest expense recaptured.

     Revenues were $2,504,821 for he six months ended June 30, 2001, compared to $256,481 for the six months ended June 30, 2000. This increase is primarily a result of our acquisition of Digital West and its increased impact on our sales. Cost of goods sold increased substantially from $11,110 during the six months ended June 30, 2000 to $2,048,821, again as a result from our change of business to the refurbishment of goods through Digital West.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001, we had assets of $3,087,393, compared to $1,871,719 as of December 31, 2000. This increase was attributable to an increase in inventory in our Digital West division.

     Our current liabilities increased from $3,377,756 as of December 31, 2000 to $4,436,219 as of June 30, 2001, due primarily to an increase in expenses and accounts payable. Total liabilities also increased, from $3,927,756 as of December 31, 2000 to $5,861,219 as of June 30, 2001, due primarily to the issuance of new convertible debentures and increases in accounts payable.

    As of June 30, 2001, our accumulated deficit was $13,463,350, while our stockholders deficit was $2,773,826, as compared to $12,209,316 and $2,055,839, respectively, as of December 31, 2000. The accumulated deficit and stockholders deficit increases are attributable to the factors set forth above.

     The Company made no material capital expenditures during the quarter ended June 30, 2001..

     PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

     Not applicable.

ITEM  2     CHANGES  IN  SECURITIES

During the three months ended June 30, 2001, the Company issued 1,434,109 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $75,000 on the principal of the Debentures.

On June 4, 2001, the Company issued 2,840,000 shares of its common stock to various persons for legal and consulting services.

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


Dated:  AUGUST 17, 2001                        Go  Online  Networks  Corporation


                                               /s/  Joseph  M.  Naughton

                                               Joseph  M.  Naughton,
                                               Chief  Executive  Officer
                                               and  Director