Form 10QSB
period 2001-09-30
GO ONLINE NETWORKS CORP
filed 2001-11-13
CIK 1056617

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM  10-QSB



            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  September  30,  2001


                       Commission  File  Number:  1-23845


                          Go  Online  Networks  Corporation
        ----------------------------------------------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)


        Delaware                                     33-0873993
----------------------------                ---------------------------------
(State  of  other  jurisdiction of             (IRS Employer Identification No.)
 incorporation  or  organization)


                          5681  Beach  Boulevard,  Suite  101/100
                              Buena  Park,  California  90621
          ----------------------------------------------------------
          (Address  of  principal  executive  offices  including  zip  code)


                              (714)  736-0988
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

                            Yes  X             No___


As of September 30, 2001, the Registrant had 99,118,940 shares of common stock, no par value per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes__    No  X

                                      INDEX
                                      -----

                                                                   Page
                                                                   Number
                                                                   ------

Part  I.     Financial  Information

     Item  I.     Financial  Statements  (Unaudited)

               Balance  Sheets  as  of  September  30,  2001
                 and  December  31,  2000                             2

               Statements  of  Operations,  Three  Months
                 Ended  September  30,  2001  and  2000               3

               Statements  of  Operations,  Nine  Months
                 Ended  September  30,  2001  and  2000               4

               Statements  of  Cash  Flows,  Nine  Months
                 Ended  September  30,  2001  and  2000               5

               Notes  to  Financial  Statements                       6

     Item  2.     Management's  Discussion  and  Analysis  of
                 Financial  Conditions  and  Results  of
                 Operations                                           9

Part  II.  Other  Information                                        10

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                              BALANCE  SHEET
                               (Unaudited)

                                 ASSETS
                                                               September 30
                                                                      2001
                                                               ------------
Current Assets
 Cash and cash items                                              $204,385
 Accounts receivable, net of allowance for doubtful
   accounts of $21,517                                             278,674
 Inventories                                                       396,316
 Prepaid expenses and other current items                            2,020
 Deferred refurbishing costs                                        37,485
                                                               ------------
    Total Current Assets                                           918,880

Property and equipment, net of accumulated depreciation
 of $1,017,210                                                     431,445
Deposits                                                            27,203
Deferred financing costs - Debentures                               56,100
Goodwill, net of amortization of $221,313                          800,127
                                                               ------------

  Total Assets                                                  $2,233,755
                                                               ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable and accrued expenses                           1,666,330
 Current portion of notes payable                                  147,231
 Advances from and accrued expense to officer                      394,865
 Accrued lease obligations                                          17,724
 Series A Convertible Debentures                                   895,000
 Advances payable                                                  950,000
                                                               ------------
  Total Current Liabilities                                      4,071,150

Other convertible debentures and notes payable                   1,425,000
                                                               ------------

  Total Liabilities                                              5,496,150
                                                               ------------

Stockholders' (Deficit):
 Series A Convertible Preferred Stock, no par value,
   100,000,000 shares authorized, 663,333 shares
   outstanding                                                         663
 Series B Convertible Preferred Stock, $100 par value,
     2,000 shares authorized, issued and outstanding               200,000
 Common Stock, $.001 par value, 200,000,000 shares
     authorized, 99,118,940 shares issued and
     outstanding                                                    99,118
Outstanding common stock warrants                                   55,000
Additional paid-in capital                                      10,578,046
Accumulated (deficit)                                          (14,195,222)
                                                               ------------
  Total Stockholders' (Deficit)                                 (3,262,395)
                                                               ------------

Total Liabilities and Stockholders' (Deficit)                   $2,233,755
                                                               ============

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                           September 30,      September 30,
                                                     2001               2000
                                                -------------     ------------
Sales and other revenues                           $1,737,497        $415,958
Refurbishing fee income                               241,121          20,400
                                                -------------     ------------
 Total revenues                                     1,978,618         436,358

Less: Cost of goods sold                            1,525,645         178,700
Less: Cost of refurbishing                            178,049          30,600
                                                -------------     ------------
   Gross profit                                       274,924         227,058

Expenses:
 Amortization and depreciation                        109,618          75,023
 Rent                                                  38,366          23,752
 Legal and professional fees                           77,690          94,655
 Contract services, salaries
  and payroll taxes                                   277,568         562,922
 Compensation, officer                                 24,000          24,000
 Compensation, stock options                           20,000               -
 Other                                                256,411         215,861
                                                -------------     ------------
   Total Expenses                                     803,653         996,213
                                                -------------     ------------

Net (loss) from operations                           (528,729)       (769,155)

Other income and (expense):
 Interest income                                            -               4
 Interest expense                                     (79,731)        (30,354)
 Loss on disposition of assets                        (34,412)              -
                                                 -------------     -----------
Net (Loss)                                          $(642,872)      $(799,505)
                                                 -------------     -----------

Net (Loss) Per Common Share                             $(.01)          $(.01)
                                                =============     ============

Weighted Average Number of Shares Outstanding      97,749,661      82,644,447
                                                =============     ============


The  accompanying  notes  are  an  integral  part  of  the financial statements.

                       GO  ONLINE  NETWORKS  CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Nine Months Ended
                                               September 30,      September 30,
                                                     2001               2000
                                               -------------      ------------
Sales and other revenues                          $3,974,078         $672,439
Refurbishing income                                  509,361           20,400
                                               -------------      ------------
   Total revenues                                  4,483,439          692,839

 Less: Cost of goods sold                          3,574,008          189,810
 Less: Cost of refurbishing                          559,975           30,600
                                                -------------     ------------
   Gross profit                                      349,456          472,429

Expenses:
 Amortization and depreciation                       329,027          178,975
 Rent                                                105,148           37,521
 Legal and professional fees                         234,299          335,063
 Contract services, salaries
  and payroll taxes                                  724,549          839,954
Compensation, officer                                 72,000           72,000
 Compensation, stock options                          20,000                -
 Other                                               526,341          609,656
                                               -------------      ------------
Total Expenses                                     2,011,364        2,073,169
                                               -------------      ------------

Net (loss) from operations                        (1,661,908)      (1,600,740)

Other income and expense:
 Interest income                                            -               4
 Gain from sale of Auctionomics                             -         139,280
 Interest expense                                    (198,981)        (59,547)
 Acquisition expense for public reporting                   -        (450,000)
 Consulting services for Corporate Acquisition              -        (120,000)
 Loan costs, net of discounts                               -         (11,538)
 Loss on disposition of assets                        (36,017)              -
                                                -------------     ------------
Net (Loss)                                        $(1,896,906)    $(2,102,541)
                                                -------------     ------------

Net (Loss) Per Common Share                             $(.02)          $(.03)
                                                =============     ============

Weighted Average Number of Shares Outstanding      93,463,594      82,644,447
                                                =============     ============

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months Ended
                                             September 30,    September 30,
                                                  2001            2000
                                             -----------       ------------
Cash Flows from Operating Activities:
 Net (loss)                                  $(1,896,906)      $(2,102,541)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating activities:
    Amortization and depreciation                329,027           178,975
    Bad debt                                      19,972                 -
    Increase (decrease) in accounts
     payable and accrued expenses                872,355            52,008
    (Increase) in inventory                     (268,355)                -
    (Increase) in deferred refurbishment
     expense                                     (37,485)                -
    (Increase in deferred financing costs        (56,100)                -
    (Decrease) in unearned revenue                     -          (120,000)
    Discount on debenture                              -            38,462
    (Increase) decrease in accounts
     receivable                                 (237,405)          155,324
    Common stock issued for expenses charged     615,349         1,038,920
    Compensation, stock options                   20,000                 -
    Preferred stock issued for expenses
     charged                                           -           173,000
    Other                                        (66,638)          (20,569)
                                             -----------       ------------

  Net Cash (Used in) Operating Activities       (706,186)         (606,421)
                                             -----------       ------------

Cash Flows from Investing Activities:
 Investments in equipment                              -          (151,694)
 Investment in goodwill and other assets               -        (1,250,000)
                                             -----------       ------------

 Net Cash (Used in) Investing Activities               -        (1,401,694)
                                             -----------       ------------

Cash Flows from Financing Activities:
 Proceeds from loan                                3,588           955,382
 Repayment of loans                              (11,349)                -
 Repayment of convertible debentures and
  loans                                         (105,000)         (538,462)
 Preferred stock converted                             -             5,600
 Common stock issued                             105,000           255,600
 Proceeds from convertible debentures            875,000         1,525,000
                                             -----------       ------------

  Net Cash Provided by Financing Activities      867,239         2,203,120
                                             -----------       ------------

Increase in Cash                                 161,053           195,005

Cash, Beginning of Period                         43,332            25,591
                                             -----------       ------------
Cash, End of Period                             $204,385          $220,596
                                             ===========       ============
Interest Paid                                   $198,981          $ 59,547
                                             ===========       ============
Income Taxes Paid                               $      -          $      -
                                             ===========       ============

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                         GO ONLINE NETWORKS CORPORATION
                     AND CONSOLIDATED SUBSIDIARIES CONDENSED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

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

Note  2  -  Business  of  the  Company  and  Basis  of  Presentation

The Company currently operates in two segments: computer refurbishing and services and internet activities. See Note 5 for the Company's segment disclosures. During the quarter ended March 31, 2001, the Company discontinued a portion of the internet activities relating to an internet website which offered a variety of products and services.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

NOTE  3  -  ISSUANCE  OF  COMMON  STOCK

During the three months ended June 30, 2001, the Company issued 1,434,109 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $75,000 on the principal of the Debentures.

During the three months ended September 30, 2001, the Company issued 652,482 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $30,000 on the principal of the Debentures.

NOTE  4  -  STOCK  ISSUED  FOR  SERVICES

On June 4, 2001, the Company issued 2,840,000 shares of its common stock to various persons for legal and consulting services.

On July 13, 2001, the Company issued 2,045,000 shares of its common stock under a S-8 registration, to various individuals for legal and consulting services.

On August 13, 2001, the Company issued 41,076 shares of its common stock to an individual for services.

NOTE  5  -  SEGMENT  REPORTING

Commencing in 2000, the Company has two reportable segments: computer refurbishing and services and computer internet activities. The computer refurbishing and services segment commenced on September 1, 2000, resulting from the subsidiary acquisition of Digital West Marketing, Inc. The following represents significant items of segment information as of September 30, 2001 and for the three and nine months then ended.

                                                                Computer
                                                                Refurbishing       Internet        All
                                                                and services       activities      other         Total
                                                               --------------    ------------    ----------    ------------
Segment assets, September 30, 2001 . . . . . . . . . .  $             982,120   $     451,508   $   800,127   $   2,233,755

                                      For the three months ended September 30, 2001

Revenue. . . . . . . . . . . . . . . . . . . . . . . .  $           1,973,356   $       5,262             0   $   1,978,618
Amortization and depreciation. . . . . . . . . . . . .                (21,740)        (35,705)      (51,072)       (108,517)
 Segment (loss). . . . . . . . . . . . . . . . . . . .               (165,010)       (327,059)     (130,803)       (622,872)

                                      For the nine months ended September 30, 2001

Revenue. . . . . . . . . . . . . . . . . . . . . . . .  $           4,430,608   $      52,831   $         0   $   4,483,439
Amortization and depreciation. . . . . . . . . . . . .                (73,690)       (117,418)     (137,919)       (329,027)
Segment (loss) . . . . . . . . . . . . . . . . . . . .               (498,747)     (1,041,259)     (336,900)     (1,876,906)


                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

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

The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill will no longer be amortized. Rather, the assets associated with the goodwill will be assessed at least annually, for impairment. As of September 30, 2000, the Company had unamortized goodwill of $800,127 on its balance sheet which is being amortized over five years.

NOTE  9  -  CHANGES  IN  STOCKHOLDER'S  EQUITY

During the three months ended September 30, 2001, the Company issued non-qualified stock options to an employee for 250,000 shares of common stock under an unemployment agreement entered into on August 31, 2000. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its options to employees. Accordingly, an expense of $20,000 was recorded for the employee stock options.

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

Internet  Kiosk  Division

Our hotel market internet kiosks, designed in three primary models, are installed in the hotel lobby or an alternative centralized public access room. Our kiosk division has developed several suppliers capable of manufacturing small, integrated kiosks that can provide pay-as-you-use stand-alone internet access. At no cost to the hotel owner and sharing revenues with us and the owner, our internet kiosks have been and will continue to be marketed to mostly hotels by sales agent organizations employed by our kiosk division.

Digital  West  Marking,  Inc.

Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. The company operates out of a 24,000 square foot facility currently employing approximately 20 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are refurbished by Digital West's factory technicians. The computer products are then resold into the secondary market and service channels. Digital West is a state-of-the-art, multi-vendor multi-product facility that provides value-added services for virtually all major PC brands. Digital West deals with many manufacturers to enhance its ability to handle any and all customer's requests for programs such as repairs, advance exchanges, cross-ships, and asset management programs. Digital West's web site is www.DigitalWest.com.


RESULTS  OF  OPERATIONS  OF  THE  COMPANY

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Our net loss during the nine months ended September 30, 2001 was ($1,876,906), compared to ($2,102,541) for the same period in 2000. The reduction in this loss is principally attributable to less costs incurred related to certain public reporting expenses.

Revenues were $4,483,439 for the nine months ended September 30, 2001, compared to $692,839 for the nine months ended September 30, 2000. This increase is primarily a result of our acquisition of Digital West and its increased impact on our sales. Cost of goods sold and refurbishing costs increased substantially from $220,410 during the nine months ended September 30, 2000 to $4,133,983, again as a result from our change of business to the refurbishment of goods through Digital West.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2001, we had assets of $2,233,755, compared to $1,871,719 as of December 31, 2000. This increase was attributable to an increase in inventory and other assets in our Digital West division.

Our current liabilities increased from $3,377,756 at December 31, 2000 to $4,071,150 at September 30, 2001, due primarily to an increase in expenses and accounts payable. Total liabilities also increased, from $3,927,756 as of December 31, 2000 to $5,496,150 as of September 30, 2001, due primarily to the issuance of new convertible debentures and increases in accounts payable and accrued expenses.

At September 30, 2001, our stockholders' deficit was $3,262,395 as compared to $2,056,037 at December 31, 2000.

The Company made no material capital expenditures during the quarter ended September 30, 2001.

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  2     CHANGES  IN  SECURITIES

During the three months ended September 30, 2001, the Company issued 652,482 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $30,000 on the principal of the Debentures.

On July 13, 2001, the Company issued 2,045,000 shares of its common stock under an S-8 registration, to various individuals for legal and consulting services.

On August 13, 2001, the Company issued 41,076 shares of its common stock to an individual for services.

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

Dated:          November  12,  2001                    Go  Online  Networks
                                                       Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman, Chief Operating Officer
                                        and  Director

                                        /s/  Michael  L.  Schumacher
                                        ----------------------------
                                        Michael  L.  Schumacher
                                        Chief  Financial  Officer