Form 10KSB
period 2001-12-31
GO ONLINE NETWORKS CORP
filed 2002-04-15
CIK 1056617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  year  ended  December  31,  2001

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-23845

                         GO ONLINE NETWORKS CORPORATION
             (Exact name of registrant as specified in Its charter)

        DELAWARE                                          33-0873993
  (State  or  other  jurisdiction  of                   (IRS  Employer
 incorporation  or  organization)                    Identification  Number)


     5681  BEACH  BOULEVARD,  SUITE  101/100
         BUENA  PARK,  CALIFORNIA                                       90621
(Address of principal executive offices)                              (Zip Code)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (714)  523-1648

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  [X  ]     No  [   ].

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its most recent fiscal year.     $6,128,555

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.)

     $2,270,187 based on the closing price for the common stock on March 28, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 31, 2001, there were 99,560,116 shares of common stock, par value $0.001, issued and outstanding.

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

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

     Yes  No   X
            ----

                         GO ONLINE NETWORKS CORPORATION

                                TABLE OF CONTENTS


                                     PART I

Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis  or Plan of Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
Compliance  With  Section  16(a)  of  the  Exchange  Act.

Item  10          Executive  Compensation.

Item 11          Security Ownership of Certain Beneficial Owners and Management.

Item  12          Certain  Relationships  and  Related  Transactions.

Item  13          Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

NATURE  OF  BUSINESS

     Go Online Networks is a technology holding company based in Southern California. Recently Go Online divested all of its internet holdings and is focusing its entire corporate resources on developing its computer services division Digital West Marketing.

     Through our wholly owned subsidiary Digital West Marketing, Inc., we are a provider of re-engineered and refurbished computers to the secondary retail marketplace. We acquired Digital West from its founder and owner in September 2000. At the time of our acquisition, Digital West was a provider of repair and logistical services to the personal computer hardware industry. Go Online purchased Digital West with the strategic plan of converting their existing business to a business that would refurbish personal computers, laptop computers and notebooks and sell those products rather than salvaging computers for parts. Digital West had established vendor relationships with leading computer companies including Compaq, Hewlett Packard, Sony, Dell and e-Machines. Building on those relationships afforded Digital West an easy transition to a faster growing and potentially more profitable marketing opportunity. Digital West determined ample supply of computer products for its refurbishing business could be acquired from major retail sources desirous of enhancing their asset recovery needs dealing with customer returns.

     Digital West's business has primarily been focused on acquiring, refurbishing and reselling of these products with approximately 15,000 items being refurbished and $6,128,555 in revenues from the sale of those products during the fiscal year ended December 31, 2001 and approximately 1,700 items refurbished and $798,596 in revenues for those refurbished products during the fiscal year ended December 31, 2000.

     Digital West believes this market segment will continue its growth as a direct result of continuing bottom line pressure on both major manufacturers and retailers. Manufacturers are under continuing pressure to accept returned products from their customers whether they be specialty electronic chain stores, e-tailers, major box stores or catalogue operators. All retail segments are impacted by liberal customer return policies necessary to attract and retain their established customer base. These factors create a need for both segments to seek and help develop parallel distribution methods that alleviate these inventories and try not to compete with new products being introduced into their primary marketplaces. Digital West is working with both retailers and manufacturers to develop the ever-expanding outlet for these goods.

     Digital West's principal offices and mailing address are 9320 Mason Avenue, Chatsworth, CA 91311, and its telephone number is (818) 718-7500. Digital West was incorporated in California in January, 1996.

     Operations

     Digital West conducts its refurbishing, marketing and resale business principally from its 24,000 square foot distribution center at its facility located in Chatsworth, CA. In order at accommodate the immediate demands to achieve the highest levels of customer satisfaction for its clients, Digital West has established an automated and integrated order processing and distribution system which allows Digital West to provide efficient and accurate delivery of products on a timely basis to meet their customers needs. All products for resale are bar coded and tracked throughout the facility through Digital West's computer network. Goods are received and processed on a daily basis. Finished products ready for resale are added to our computer system daily and are entered into our system on a real time basis for our customers to review and purchase.

     In addition Digital West continues on a limited basis to hold inventory to sell to many of its established customers, including peripheral replacement parts remanufactured from returned goods. These opportunity sales are developed from products acquired by Digital West that are not cost effective to refurbish and in turn are salvaged for parts. Digital West also from time to time purchases new parts in quantity for some customers. Many of Digital West's customers prefer a remanufactured part to a new part because the remanufactured part often has the performance equivalent to a new part, but costs less.

     Because many of Digital West's customers are familiar with and have ready access to the Internet, Digital West has expanded its Internet customer services functions and will expand its service to end-users in the second quarter of this year.

     Services

     Digital West offers a wide range of value added computer products to secondary retail outlets throughout the United States and is an emerging player in the Electronic Manufacturing Services (EMS) sector. The company refurbishes virtually all major brand personal computers, laptop and notebook computers as well as PDA's. Digital West is an authorized Compaq Presario Refurbisher and is in the final stages of becoming an authorized Hewlett Packard Refurbished. All products sold by Digital West are clearly marked and identified as refurbished products, unless they are new products.

     Digital West's major customer has made arrangements with Digital West to assist it in its Asset Recovery Program. This service is offered on a non-contractual and non-exclusive basis. This program allows Digital West to collect from a large number of box retail stores returned computers to be refurbished at a fixed fee and to share in the revenue generated by the sale of those products.

     Digital West purchases products from other retail outlets, OEM's for various products other purveyors of like products. Digital West is also testing buying finished refurbished goods directly from the major manufacturers and reselling those goods. On any products Digital West refurbishes it offers the buyer a standard warranty backed by Digital West. For products refurbished under Digital West's Compaq Presario agreement, Compaq offers the end users a Compaq warranty. Digital West offers all of its customers after market assistance.

     Management  Information  Systems

     Digital West maintains sophisticated information systems to improve efficiency, process orders, monitor operations, manage inventory risks, offer faster and higher levels of service, and provide innovative logistic services to OEMs and service providers. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations which are essential for Digital West to operate efficiently and to enable it to offer additional services. Digital West has invested in advanced telecommunications, electronic mail and messaging, automated fax technology, bar-coding and automated inventory management.

     Digital West has also developed capabilities which allow pre-approved customers to place orders via the world-wide web, reducing the order processing costs for both Digital West and the customer. Digital West believes that this capability will increasingly become a requirement by many customers and some suppliers and, accordingly, Digital West will continue to invest in enhancing those capabilities.

     Customers  and  Suppliers

     Digital West sells refurbished computers, computer peripherals and computer components and parts to customers throughout the United States.

     Digital West depends on a limited number of retail organizations to provide it with the inventory it sells. There are generally no long-term supply agreements governing Digital West's relationships with its major suppliers. Digital West's primary supply arrangements are thus subject to termination or curtailment at any time, with little or no advance notice. Although management expects no such loss to occur, the refusal or inability of any major supplier to ship goods Digital West could have a material adverse effect on our business.

COMPETITION

     Digital West is a provider and reseller of refurbished computers, computer peripherals and computer parts to the secondary retail marketplace. Digital West services include distribution and sourcing of the products they offer as well as inventory management, warranty service and claims management as well as repair and maintenance services.

     The market for Digital West's products is large and somewhat fragmented. Competition in the industry is widespread and comes from many small operators selling small quantities over the Internet and in small specialty retail outlets. Our largest competitor at this time is Micro Exchange of Dallas, Texas. Along with Returnsbuy.com, a limited number of our competitors are believed to have substantially greater financial and other resources than Digital West.

     Digital West believes that our rapid growth has been built around consistently processing orders in a very efficient and timely manner and delivering a consistently higher quality product than our competitors do. Our service technicians are general A1 or A+ trained and qualified giving us a competitive advantage in delivering high quality products to our customers. We see this advantage as one that will continue to serve us well in growing our business at our current pace into the foreseeable future.

SALES  AND  MARKETING

     Digital West's sales force is supported by an online retail inventory management system enabling our sales staff to respond to our customers inventory needs in a timely and effective manner. Products promised to customers are nearly always shipped in the exact quantities our customers order with little or no back order disappointments. Digital West sales representatives visit our major customers on a regular basis and many of our customers also visit our facility on a regular basis. Digital West maintains a presence on the World Wide Web by offering our customers 24/7 services to a private site with pricing and inventories updated daily in real time delivery methodology. Sustaining the growth of Digital West is dependent upon building and maintaining relationships and loyalties with our current and future customers.

OUR  BACKGROUND

     Go Online Networks Corporation became a publicly traded corporation on the over-the-counter bulletin board in April 1990 by the "reverse acquisition" of Valencia Capital, a Colorado corporation. From this acquisition, our shareholders became the majority shareholders and the corporation in November 1990 was renamed Jones Naughton Entertainment, Inc. A one for four reverse stock split was accomplished at the same time, resulting in nine million common shares then outstanding.

     Under our then president, Mr. Spike Jones, Jr., we initially produced infomercials but ceased infomercial production in 1993. Mr. Jones left us and in 1995, we acquired Real Estate Television Network, Inc., a satellite real estate TV network. Real Estate Television Network's target market was the independent real estate office of the large franchised office networks, e.g. Century 21. In 1996, many of the large independent real estate firms were acquired by HSF, Inc., which resulted in a consolidated industry. The consolidation led to the decision to internally produce and provide training and other services, which were originally provided by outside vendors like Real Estate Television Network. In 1996, we sold Real Estate Television Network to AmeriNet Financial Services, Inc.

     In late 1997 and 1998, we made the strategic decision to pursue opportunities involving the internet. In the first quarter of 1998, we acquired the assets of a small advertising agency, Affiliated Marketing Services, Inc which we intended to move into internet advertising. We determined that Affiliated Marketing Services, Inc.'s internet progress was insufficient, and during the fourth quarter of 1998, we sold Affiliated Marketing Services, Inc. back to its management.

     Subsequent to the sale, we made our initial investment in AMS Acquisition Corp., a previously unaffiliated corporate entity which was the developer of ShopGoOnline.com, investing $25,000 for a 75% equity interest. ShopGoOnline.com was our business-to-consumer e-commerce website which opened for operation in July 1999. ShopGoOnline sold a variety of products utilizing real-time streaming video and audio to market the products. During late 2000 the Company determined that ShopGoOnline was not profitable and unlikely to reach profitability in a reasonable period of time and determined that the Company's resources would be better utilized to capitalize and finance its Digital West division. Consequently, the Company terminated ShopGoOnline effective March 20, 2001.

     AMS Acquisition Corp. was formed in Nevada on June 29, 1998. Management of that corporation received a repurchase option to acquire back 26% of the outstanding shares from us. We subsequently purchased this repurchase option. We issued to Scott Claverie 1,250,000 shares of our common stock, along with cash consideration.

     During March 1998 we entered into an agreement to acquire the assets of Sign Products of America, Inc., an unaffiliated business formed in November 1995 in California, which was engaged in the manufacturing, marketing, management and display of advertising and informational kiosks. The purchase price was $50,000 with a down payment of $25,000 plus four equal quarterly installments at the 90 day, 180 day, 270 day and 350 day anniversaries of the closing date.

     We acquired a 75% interest in Auctionomics, Inc. from Nathan A. Wolfstein IV and Harvey A. Turell, the two previously unaffiliated founders/shareholders in June 1999. Auctionomics, Inc. was formed in Nevada in June 1999. The consideration was 500,000 shares of our common stock and a two-year warrant to acquire an additional 500,000 shares of our common stock at $0.50. We provided Auctionomics, Inc. with $25,000 for working capital shortly after the acquisition in June 1999.

     On May 10, 2000, we sold our interest in Auctionomics back to its original founders. As consideration for the sale, Mr. Wolfstein and Mr. Turell returned the 500,000 shares which were to be issued to them in the acquisition of Auctionomics, and terminated the warrants. Their contractual rights to any bonuses was also terminated. Finally, Mr. Wolfstein and Mr. Turell both agreed to provide consulting services to Go Online for a period of three months to assist with the divestiture of Auctionomics.

     At a meeting of shareholders held on September 8, 1999, we reincorporated in Delaware and changed our name to Go Online Networks Corporation. This change was designed to provide us with the advantages of Delaware law for a public corporation and to change the name to reflect our new businesses.

     On January 10, 2000, we entered into an agreement with Westlake Capital Corp., pursuant to which we issued 3,000,000 shares of common stock to acquire Westlake. Westlake was a reporting company with the Securities and Exchange Commission. We had determined that the acquisition of a reporting company under Rule 12g-3 would facilitate our becoming a "reporting company" as required by the rules for maintaining a quote on the over-the-counter bulletin board. We consequently acquired Westlake in an arms length transaction from its shareholders. As part of the acquisition, we elected to have successor issuer status under rule 12g-3 of the Securities Exchange Act of 1934, which makes us a reporting company. Although no assets were acquired as part of the transaction, the acquisition of Westlake was accounted for as a purchase transaction by Go Online.

     Prior to our acquisition of Westlake, Westlake's business consisted of seeking, investigating and eventually attempting to acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a "reporting company". Westlake did not restrict its search to any specific business, industry or geographical location. Westlake had no capital to undertake such operations, but operated through its officers and directors.

     Our management negotiated in arms-length discussions with the shareholders of Westlake to complete the acquisition. In evaluating Go Online as a candidate for the proposed acquisition, Westlake's shareholders used criteria such as the value of the assets of Go Online, its present stock price as set forth on the over-the-counter bulletin board, its internet e-commerce businesses and its hotel internet kiosk business and other anticipated operations, and Go Online's business name and reputation. Go Online believed the transaction was necessary given our ability timely to become otherwise through filings a reporting entity prior to the deadline for becoming reporting or be removed from trading by the over-the-counter bulletin board. Given the other options available to both Go Online and Westlake, each determined that the consideration for the acquisition was reasonable.

     Prior to the acquisition, Westlake's officers and directors consisted of Joseph J. Pierce as President and Director and Timothy J. Brasel as Secretary, Treasurer and Director. Westlake's shareholders included Mr. Brasel and related entities with 40%, Mr. Pierce with 15%, Mr. Paul H. Dragul and related entities with 20%, James R. Sjoerdsma with 10% and Nasus Lesarb, Ltd with 5%. None of such persons or entities have any other relationship or dealings with Go Online.

     On September 5, 2000, we acquired Digital West Marketing, Inc., a computer service firm based in Chatsworth, California, north of Los Angeles. We paid a total of $825,000 in cash for Digital West and issued 750,000 shares of our restricted common stock and 750,000 options to purchase shares of our common stock. We also entered into an employment agreement with Andrew Hart, President of Digital West. We were introduced to Digital West as a potential acquisition by one of our contacts, and entered into arms-length discussions with Mr. Hart to acquire Digital West. We determined that the business would be profitable for Go Online and its shareholders. Although no fairness opinion was obtained in connection with the transaction, the purchase price was determined in good faith arms-length negotiations between the companies and was based upon (1) the amount of outstanding payables for Digital West, (2) the market price of Go Online's stock issued in the transaction on a performance only basis, and (3) the perceived future potential performance for Digital West based upon a key new relationship for refurbishing. As set forth in our financial statements, Go Online acquired approximately $723,235 in assets in the acquisition and assumed liabilities approximating $800,000 (which were paid off in the transaction). Other liabilities of Digital West for related parties in excess of $2,200,000 were terminated on the date of the transaction.

     On September 26, 2000, we entered into An Agreement and Plan of Reorganization with NetStrat, Inc., an inactive corporation with unused cash assets of $700,000. Also on September 26, 2000, we entered into An Agreement and Plan of Reorganization with Amer Software, Inc., another inactive corporation with unused cash assets of $250,000. In accordance with the agreements, we agreed to issue and register shares of our common stock for the shareholders of Amer and NetStrat. In accordance with that agreement, we filed an S-4 registration statement and sought to complete the transaction. The cash assets were advanced from NetStrat and Amer to the Company. In December 2001, we determined that completion of the acquisitions was no longer feasible and terminated the agreements. The cash remains as an advance from NetStrat and Amer and is reflected as advances payable on our financial statements.

     During December 2001, we sold our kiosk business and related assets to ICOA, Inc. We received a warrant in the amount of $100,000 allowing us to convert the $100,000 warrant into common stock of ICOA. The warrant is convertible into the number of shares of common stock of ICOA based on exchanging the $100,000 for common shares at 75% of market value at any time after December 18, 2001. We recorded the value of the warrants at $133,333. In addition to receiving the warrants, we loaned ICOA $100,000 and included a financing charge of $50,000 for a total of $150,000. The loan is a convertible note, convertible to common stock on the same basis as the warrants listed above, with interest at 8% and matures June 30, 2002. Because of the financial condition of ICOA, we have impaired the value of the warrants in its' entirety and provided an allowance for collectibility of the note for $100,000. The remaining $50,000 financing charge has reduced the deferred financing costs obtained in connection with the acquisition of the funds used to make the loan. The $233,000 impairment and allowance have been included in the accompanying
Statement of Operations as a part of the loss on disposal of discontinued operations.

RESEARCH  AND  DEVELOPMENT

     We have not spent any measurable amount of time on research and development activities.

EMPLOYEES

    As of December 31, 2001, Go Online had two full-time employee and three part time employees. All of these employees work in our administrative offices. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

     Also as of December 31, 2001, the Digital West subsidiary of Go Online had 31 full time employees. Of these employees, four work in Digital West's administrative division, two in sales, one in purchasing, one in customer service, ten in technical support, eight in Digital West's warehouse facility, two in shipping and three in receiving. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.


ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located at 5681 Beach Boulevard, Suite 101/100, Buena Park, California 90621. Effective July 21, 1999 we entered into a lease for this office space. The term of the lease is for 3 years with monthly base rent payments in 2001 of $19,200. The rent for the first year was prepaid. Future base rent commitments during the year ended December 31, 2002 under this lease will be $11,200.

     Digital West operates out of a 24,000 square foot facility located at 9320 Mason Avenue, Chatsworth, California 91311. The faciliity is leased under a three year lease that commenced December 1, 2000, with current monthly net rental obligations of approximately $13,000. Digital West has an option to renew for an additional three years at the scheduled rent plus indexed cost increases. Digital West also has an option to purchase the property for $1,680,272 on December 1, 2002.

     At the end of the lease terms for our rental space, we believe that we can lease the same or comparable offices at approximately the same monthly rate.


ITEM  3  -  LEGAL  PROCEEDINGS

     On December 3, 1998, a default judgment was entered against us in the approximate amount of $55,000 for alleged amounts owed by Real Estate Television Network for which the plaintiff alleges was also owed by us. On July 14, 1999 the default judgement was set aside based on the fact that we were never properly served with a summons and complaint. We contend that we are not liable for the amounts due since Real Estate Television Network was a separate corporation and we never guaranteed this obligation. Nevertheless, in April 2000, we entered into a settlement agreement with the plaintiff and agreed to pay him the sum of $12,500 in cash and 30,000 shares of our Series A Preferred Stock.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                    PART  II


ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The following table sets forth the high and low closing prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to September 22, 1999, our common stock was listed under the symbol "JNNE." Effective on September 22, 1999, the trading symbol for our common stock changed to GONT.

                    CLOSING PRICES
YEAR    PERIOD                          HIGH         LOW
-----   -------------                   ----         ----

2002    First quarter                  .03            .04

2001    First quarter                  .06            .10
        Second quarter                 .04            .07
        Third quarter                  .04            .06
        Fourth quarter                 .03            .04

2000    First quarter                  .24           1.36
        Second quarter                 .25            .78
        Third quarter                  .14            .30
        Fourth quarter                 .09            .19


     The number of beneficial holders of record of our common stock as of the close of business on December 31, 2000 was approximately 287. Many of the shares of Go Online's common stock are held in "street name" and consequently reflect numerous additional beneficial owners., which we have previously been advised by ADP exceeds 16,250.

DIVIDEND  POLICY

     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the future. Instead, we intend to retain future earnings, if any, to fund the development and growth of our business.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On January 5, 1999 we sold an aggregate of $121,500 face value convertible debenture to Y.L. Hirsch and Shalom Liebenthal, two accredited investors, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D. The debentures were convertible at a discount into shares of our common stock at the discretion of the holders thereof. The two debentures were converted into an aggregate of 2,963,658 shares of common stock.

     On January 26, 1999, we issued 3,000,000 shares of common stock at a price of $.033 per share to Oriental New Investments, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $100,000.

     On January 26, 1999, we issued 285,714 shares of common stock at a price of $.035 per share to Joseph Lynde, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $10,000.

     On January 26, 1999, we issued 1,714,286 shares of common stock at a price of $.035 per share to Lightning Imports, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $60,000.

     On February 18, 1999, we sold an aggregate of $100,000 face value convertible debenture to Joshua Heimlich, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D. The debenture was convertible at a discount into shares of common stock of the Company at the discretion of the holder thereof. The entire debenture was converted into an aggregate of 1,949,991 shares of common stock.

     On March 15, 1999, we issued 2,000,000 shares of common stock at a price of $.05 per share to LaSalle Investments, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $100,000.

     On April 16, 1999, we issued 4,000,000 shares of common stock at a price of $.03125 per share to LaSalle Investments, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $125,000.

     On April 19, 1999, we issued 1,250,000 shares of common stock to Scott Claverie, an accredited investor and President of AMS Acquisition Corporation which develops and maintains our ShopGoOnline division, which shares were valued at $.275 per share. This issuance was completed through private discussions in connection with his engagement with the Company in accordance with Section 4(2) of the Securities Act.

     In June 1999, we issued 500,000 shares to Nathan A. Wolfstein and Harvey A. Turell, the two shareholders of Auctionomics, Inc., in connection with the acquisition of Auctionomics, Inc. by the Company. This issuance was completed through private discussions in connection with our acquisition of Auctionomics and consequently exempt under Section 4(2) of the Securities Act.

     On August 11, 1999, we issued 800,000 shares of common stock at a price of $.1125 per share to LaSalle Investments, an accredited investor, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $90,000.

     In September 1999, we issued 200,000 shares of restricted common stock valued at $.42 and options to purchase 1,000,000 shares of common stock at $.50 per share to Patrick Rost in connection with a consulting agreement. This issuance was completed in private negotiations with Mr. Rost and accordingly exempt pursuant to Section 4(2) of the Securities Act.

     On September 8, 1999, we completed a reincorporation reorganization which resulted in all shareholders of Jones Naughton Entertainment, Inc., a Colorado corporation, effectively receiving a share of Go Online Networks Corporation, a Delaware corporation in accordance with a tax free reorganization and reincorporation. This issuance was exempt in accordance with Section 3(a)(8) of the Securities Act.

     On September 20, 1999, we sold a Convertible Note to Triton Private Equities Fund, L.P., an accredited investor, for $350,000. In connection with the sale of the Convertible Note, we issued warrants to purchase 175,000 shares at $.50 per share to Triton and warrants to purchase 17,500 shares at $.50 per share to Ganesh Ltd., an accredited investor and a finder in the transaction. This transaction was completed in private negotiations in accordance with
Section  4(2)  of  the  Securities  Act.

     On October 4, 1999, we issued 1,320,833 shares of common stock at a price of $.158 per share to Oriental New Investments, an accredited investor and a Colorado resident entity, in a private transaction without any public offering or solicitation under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds of $208,750.

     On October 6, 1999, we issued 208,333 shares of "restricted" common stock (as that term is defined under Rule 144 of the Securities Act) to Cutler Law Group and certain of its employees, the Company's legal counsel and an accredited investor, in a privately negotiated transaction in exchange for legal services rendered valued at $70,000. We relied upon Section 4(2) of the Securities Act for the issuance.

     On October 6, 1999, we issued 100,000 shares of "restricted" common stock (as that term is defined under Rule 144 of the Securities Act) to Fred Turner, the Company's litigation legal counsel and an accredited investor, in a privately negotiated transaction in exchange for legal services rendered valued at $30,000. We relied upon Section 4(2) of the Securities Act for the issuance.

     On January 10, 2000, we entered into an agreement with the shareholders of Westlake Capital Corporation (Westlake) pursuant to which 3,000,000 shares of newly issued common stock were given to those shareholders. The issuance was completed in connection with privately conducted negotiations with the limited number of Westlake shareholders without any public offering or solicitation and consequently exempt from registration pursuant to Rule 4(2) promulgated under the Securities Act of 1933, and all recipients were accredited investors.

     During January 2000, we issued 800,000 shares of common stock at $0.15 per share to Terry Seipelt, a consultant, for services in connection with the acquisition of Westlake mentioned above. In addition, we issued 433,333 to Cutler Law Group in payment of legal services. The issuances were completed in connection with privately negotiated transactions without any public offering or solicitation and consequently exempt from registration pursuant to Rule 4(2) promulgated under the Securities Act of 1933. All recipients were accredited investors.

     During January 2000, we sold 2,500,000 shares of its common stock for $250,000. The issuance was completed in connection with privately negotiated transactions without any public offering or solicitatation and consequently exempt from registration pursuant to Rule 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. All recipients were accredited investors.

     On April 20, 2000, we issued 50,000 shares to Ralph Testa and 15,000 shares to Bridgett Browner, each of whom performed consulting services for us. Also on April 20l, 2000, we issued 60,000 shares to Mick Schumacher who performed accounting services for us. These shares were valued at $65,000 and were registered for resale in a Registration Statement on Form S-8.

     On May 19, 2000, we issued 250,000 shares to each of Harvey Turrell and Nathan Wolfenstein who performed consulting services for the Company. Also on May 19, 2000, we issued 60,000 shares to Cutler Law Group for legal services. These shares were valued at $162,400 and were registered for resale in a Registration Statement on Form S-8.

     On June 14, 2000, we sold an aggregate of $250,000 in aggregate principal amount of 10% Convertible Notes due June 14, 2002. These convertible notes were sold to SolInvest Group, Ltd. and MultiAsian Venture Limited, two accredited investors. The convertible notes are convertible into common stock at the lower of (i) 60% of the average closing price for the ten days prior to conversion or
(ii) $0.18 per share. This sale was completed in privately negotiated discussions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Exchange  Act  of  1934,  as  amended.

     On June 26, 2000, we issued and delivered an aggregate of 2,740,000 shares to Joseph M. Naughton, Chief Executive Officer of the Company, in consideration for past due and unpaid salaries. These shares were issued in accordance with an agreement between us and Mr. Naughton and were valued at $0.11 per share. These shares were registered for resale in a Registration Statement on Form S-8.

     In July 2000, we sold an aggregate of $525,000 in aggregate principal amount of 10% Convertible Notes due July 2002. These convertible notes were sold to SolInvest Group, Ltd. and MultiAsian Venture Limited, two accredited investors. The convertible notes are convertible into common stock at the lower of (i) 60% of the average closing price for the ten days prior to conversion or
(ii) $0.18 per share. This sale was completed in privately negotiated discussions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Exchange  Act  of  1934,  as  amended.

     In September 2000, we issued 150,000 shares of Series A Preferred Stock to Richard Walker (41,076 shares), Robert Sullivan (29,988 shares), Eric Horton (28,728 shares), Stuart Smith (18,774 shares), Todd Smith (7,434 shares), Travis Christ (7,500 shares) and Charterbridge Financial Group, Inc. (16,500 shares) for consulting activities. This sale by the Company was completed in privately negotiation transactions without any public offering or solicitation in accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

     Effective September 5, 2000 in connection with the acquisition of Digital West Marketing, Inc., we issued (ii) 750,000 shares of our restricted common stock to Andrew Hart and (iii) 750,000 options to purchase shares of our restricted common stock to Andrew Hart at an exercise price of $0.22 per share for a period of two years. This sale was completed in a privately negotiated transaction accordance with Section 4(2) of the Securities Exchange Act of 1934, as amended.

     On September 25, 2000, we issued 800,000 shares of our common stock to Blaine Riley and 250,000 shares of our common stock to James Marione for consulting services. We also issued 150,000 shares of our common stock to Mick Schumacher for accounting services and 250,000 shares to Cutler Law Group for legal services. These shares were registered for resale in a Registration Statement on Form S-8.

     Effective December 31, 2000, we issued 1,000,000 shares of our common stock to William R. Wheeler for consulting services valued at $50,000. Also effective December 31, 2000 we issued 1,368,930 shares of our common stock to Mick Schumacher for accounting services valued at $68,446.52. Also effective December 31, 2000 we issued 1,100,000 shares of our common stock to Cutler Law Group for legal services valued at $55,000. These shares were registered for resale in a Registration Statement on Form S-8.

     Effective December 29, 2000, we issued 960,000 shares of our common stock to Joseph M. Naughton, President, in consideration for past due salary obligations valued at $48,000. These shares were registered for resale in a Registration Statement on Form S-8.

     On January 12, 2001, we issued a $1,000,000 face amount convertible promissory note due January 12, 2003 to Triton Private Equities Fund, L.P.. This note was revised in March 2001 to reflect $705,882.35 payable to Triton and $294,117.65 payable to Eiger Companies, LtdInterest is payable on the notes at the rate of ten percent per annum, with quarterly installments in arrears with the first payment payable March 31, and each quarter thereafter until paid. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001 and continue until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder. The conversion price for each share of common stock shall be $0.045 per share. These notes were extended by mutual agreement in January 2001 and again in January 2002 until January 10, 2003. The sale of these convertible notes was completed in privately negotiated transactions without any public offering or solicitation in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     On March 8, 2001, we issued 500,000 shares of our common stock Kerry Head, 500,000 shares of our common stock to Dick Walker and 192,000 shares of our common stock to Gary Stein, consultants for the Company. These shares were valued at $.07 per share. We also issued to Kerry Head, in connection with his consulting agreement, a warrant for 500,000 shares exercisable at $0.15 per share, a warrant for 500,000 shares exercisable at $0.25 per share and a warrant for 500,000 shares exercisable at $0.35 per share. These shares and the shares issuable upon exercise of the warrants were registered for resale in a Registration Statement on Form S-8.

     During the three months ended June 30, 2001, we issued 1,434,109 shares of our common stock to Triton Private Equities Fund L.P. and Eiger Companies, Ltd., holders of our Series A Convertible Debentures, representing a total payment of $75,000 on the principal of the Debentures. This issuance was completed in connection with conversion notices of the original convertible debentures.

     In May 2001, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $500,000 8% convertible debenture and 1,000,000 common stock purchase warrants in privately negotiated discussions in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.06196. The commission for the transaction was 10% ($50,000) payable to Laurus Capital Management, LLC.

     On June 4, 2001, we issued 1,310,000 shares to Cutler Law Group for legal services valued at $.05 per share. We also issued 2,510,000 shares to Mick Schumacher for financial consulting and advisory and accounting services as well as salary debt relief valued at $.05 per share. We also issued 40,000 shares to Peter Nosek for consulting services valued at $.10 per share and 20,000 shares to Gary Stein for consulting services valued at $.10 per share. These shares were registered for resale in a Registration Statement on Form S-8.

     During the three months ended September 30, 2001, we issued 652,482 shares of our common stock to Triton Private Equities Fund L.P. and Eiger Companies, Ltd., holders of our Series A Convertible Debentures, representing a total payment of $30,000 on the principal of the Debentures. This issuance was completed in connection with conversion notices of the original convertible debentures.

     In December 2001, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $250,000 8% convertible debenture and 600,000 common stock purchase warrants in privately negotiated discussions in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.034. The commission for the transaction was 10% ($25,000) payable to Laurus Capital Management, LLC.

     During the three months ended December 31, 2001, we issued 895,572 shares of our common stock to Triton Private Equities Fund L.P. and Eiger Companies, Ltd., holders of our Series A Convertible Debentures, representing a total payment of $30,000 on the principal of the Debentures. This issuance was completed in connection with conversion notices of the original convertible debentures.

     Effective December 31, 2001, we issued 1,510,476 shares of our common stock to Mick Schumacher for accounting services and salary debt relief valued at $.05 per share. Also effective December 31, 2001 we issued 750,000 shares of our common stock to Cutler Law Group for legal services valued at $.05 per share. Also effective December 31, 2001 we issued 1,000,000 shares to Gary Stines for consulting services valued at $30,000. Finally also effective December 31, 2001 we issued 160,000 shares to Vic Covarubbias for bookkeeping services valued at $.05 per share. These shares were registered for resale in a Registration Statement on Form S-8.


ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

     Go Online Networks Corporation, a Delaware corporation, repairs and refurbishes computers and peripherals through our wholly-owned subsidiary, Digital West Marketing, Inc. Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 2001 were approximately $6.1 million. The company operates out of a 24,000 square foot facility currently employing in approximately 31 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are re-engineered or refurbished to factory specifications by Digital West's factory trained certified technicians. The computer products including hard drives, CD ROMs, monitors, printers, circuit boards, CD writers, DAT drives are then resold into the secondary market and service channels. Digital West deals with many manufacturers to ensure an ability to handle any and all customer's requests for programs such as repair, part sales and advance exchanges.

RESULTS  OF  OPERATIONS

Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000

     Our net loss during the fiscal year ended December 31, 2001 was ($3,407,395) compared to ($3,398,080) for 2000, a nominal increase of $9,318.
Our 2001 net loss reflects a non-recurring write-off of goodwill of $749,055, a non-recurring loss from discontinued operations of $544,939 and a non-recurring loss on disposal of discontinued operations of $319,520. Consequently, our ongoing operations reflect substantial increased profitability. We also had an increase in interest expense from $165,122 in 2000 to $323,834 in 2001, primarily due to the Laurus Master Fund investment and the Series A Convertible Debentures.

     For the fiscal year ended December 31, 2001, we had revenue of $6,128,555, almost all of which was generated by Digital West. This is compared to $798,596 for the fiscal year ended December 31, 2000. This reflects an increase of $5,329,959, a 667% increase in revenues. This is entirely reflected by the increase in operations at Digital West and the inclusion of substantially increased business. Cost of goods sold increased from $653,097 in fiscal 2000 to $4,890,953 in fiscal 2001. This is reflected in our accounting structure with our primary refurbishment client which requires that we reflect as cost of goods sold the original valuation of the product prior to its resale. We believe that actual cost of goods sold would be substantially lower based upon our historical sales.

     Expenses for the year ended December 31, 2001 was $1,904,282, compared to $1,559,746 for the fiscal year ended December 31, 2000. Other income and expenses for the year ended December 31, 2001 included the one-time expense for write off of goodwill reflected above.

Fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999

     Our net loss during the fiscal year ended December 31, 2000 was ($3,398,080) compared to ($2,443,308) for 1990, an increase of $954,772. Of the increase, $1,137,239 was represented by an increase in operating expenses, of which $1,207,096 represented salaries, payroll taxes and certain non-recurring contractual services, much of which was paid in our common stockThe Company also incurred $311,493 in operating expenses attributable to impairment of the value of its kiosk assets through depreciation. The Company incurred no fees for website development since its e-commerce website had been completed and operating in 1999. The Company also incurred a charge of $133,583 for a valuation differential in inventories acquired from Digital West Marketing.

     For the fiscal year ended December 31, 2000, we had revenue of $798,596, almost all of which was generated by Digital West. This is compared to $89,749 for the fiscal year ended December 31, 1999, which was generated about 50% by our ShopGoOnline e-commerce division which we discontinued and 50% by our kiosk division.

     Other income and expenses for the year ended December 31, 2000 included a one-time expense of $450,000 attributable to our acquisition of Westlake Capital Corporation by which we became a public reporting company, interest expense of $165,122 primarily attributable to the 2000A Convertible Debentures and $23,000 attributable to a litigation settlement. These charges were slightly offset by a $139,280 gain on the sale of Auctionomics, Inc.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2001, we had assets of $1,698,141, compared to $1,871,719 as of December 31, 2000. This change was attributable primarily to changes in inventory and other assets in our Digital West division.

     Our current liabilities increased from $3,377,756 at December 31, 2000 to $4,630,998 at December 31, 2001, due primarily to an increase in expenses and accounts payable. Total liabilities also increased, from $3,927,756 as of December 31, 2000 to $6,401,880 as of December 31, 2001, due primarily to the issuance of new convertible debentures and increases in accounts payable and accrued expenses. We are presently current on payments of our material accounts payable.

     At December 31, 2001, our stockholders' deficit was $4,703,739 as compared to $2,055,839 at December 31, 2000.

     We made no material capital expenditures during the fiscal year ended December 31, 2001.

     On January 10, 2000, we entered into a Securities Purchase Agreement whereby the buyer agreed to buy from us $1,000,000 of its Series 2000-A Eight Percent (8%) convertible notes, maturing March 31, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31, of each year during the term of the note, with the first such payment to be made June 30, 2000. This convertible note was sold to Triton Private Equities Fund, L.P. Accrual of interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the common stock for the ten trading days prior to the due date of such interest. The notes are convertible into common stock, upon certain registration, and for prices determined at various dates as defined in the agreement. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. The notes were issued in two parts, one of which was issued during March 2000, and payment dates were deferred based upon date of issuance. The payment that was due on August 1, 2000, was not paid and is currently under discussion to determine its disposition. The proceeds of this convertible note were used for working capital for Go Online. In January 2001, and then again in January 2002, we entered into extension agreements with the holders of these Debentures and consequently they are presently extended until January 2003.

     On January 10, 2000, we entered into an agreement with Westlake Capital Corp., pursuant to which we issued 3,000,000 of our newly-issued shares of common stock to acquire Westlake. No cash or other consideration was paid in this transaction. Westlake was a reporting company with the Securities and Exchange Commission. We undertook this transaction in order to acquire this SEC "reporting status" as we elected as an integral part of this transaction to have successor issuer status under rule 12g-3 of the Securities Exchange Act of 1934, which makes us a reporting company. The acquisition of Westlake was accounted for as a purchase transaction by Go Online.

     On September 5, 2000, we acquired Digital West Marketing, Inc., a computer service firm based in Chatsworth, California, north of Los Angeles. This transaction was accounted for as a purchase and the financial statements of Digital West will be consolidated and appear with our financial statements as of the date of acquisition.

     We acquired Digital West in accordance with the terms of an Amended and Restated Reorganization and Stock Purchase Agreement. We acquired 100% of the stock of Digital West from Andrew Hart, its sole shareholder in consideration for (i) $825,000 in cash, (ii) 750,000 shares of our restricted common stock and
(iii) 750,000 options to purchase shares of our restricted common stock at an exercise price of $0.22 per share for a period of two years. The cash purchase price was held in escrow and used to pay off 100% of Digital West's obligation to Pacific Century Bank as well as to repay certain outstanding accounts payable and accrued expense obligations of Digital West.

     Go Online obtained the funds for the cash purchase price of Digital West from cash on hand and from advances from Netstrat, Inc. ($700,000) and Amer Software, Inc. ($250,000) and investments of certain convertible debentures ($350,000).

     On January 12, 2001, we issued a convertible promissory note due January 12, 2003. Interest is payable on the note at the rate of ten percent per annum, with quarterly installments in arrears with the first payment payable March 31, and each quarter thereafter until paid. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001 and continue until the principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder. The conversion price for each share of common stock shall be $0.045 per share.

     On May 3, 2001, we issued $500,000, eight percent convertible debentures due May 3, 2003 to Laurus Master Fund, Ltd. The debentures are convertible at the lower of eighty percent of the average of the ten lowest closing prices for our common stock for the thirty trading days prior to the closing date of the issuance of the debentures (which was $0.0439 per share) or eighty percent of the average of the ten lowest closing bid prices for our common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99 percent of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of our common stock owned by Joe Naughton, our president. In addition to the convertible debenture, we issued the holder a warrant to purchase 1,000,000 shares of common stock at 110 percent of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001. The warrant exercise is $0.06196 per share and are exercisable until May 3, 2006. We paid a $750 escrow fee, legal fees of $8,000 and a fee of $52,500 to a Fund Manager of the Fund acquiring the debentures.

          On December 18, 2001, in connection with the sale of our kiosk division to ICOA, Inc., we issued a $250,000, 8% convertible note due December 18, 2003 to Laurus Master Fund, Ltd. In addition, we were given a common stock purchase warrant to purchase 600,000 shares of ICOA, Inc.'s common stock at an adjustable purchase price, currently $0.0034 per share. The conversion price for the December 2001 convertible debenture is the lesser of $0.0254 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The conversion price for the May 2001 convertible debenture is the lesser of $0.04392 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The exercise price for the December 2001 warrant is the lesser of $0.0034. The exercise price for the May 2001 warrant is the lesser of $0.06196. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%. The number of shares of common stock issuable upon conversion of the December and May 2001 convertible debentures and the exercise of the December and May 2001 warrants is 37,850,000, based on a conversion price of .024 per share. We are required to register with the SEC on Form SB-2 200% of this amount, which equals 74,100,000 shares of common stock. The actual conversion price will depend on the market price of our common stock prior to the conversion.

     The parties have made mutually agreeable standard representations and warranties. We have also entered into certain covenants including, but not limited to, the following:

1. we may not redeem the convertible debentures without the consent of the holder;
2. we will pay to certain finders a cash fee of 10% of the aggregate gross purchase price of the convertible debentures, and 10% of the aggregate gross proceeds from the exercise of the warrants, for location of the financings; and
3. we have agreed to incur certain penalties for untimely delivery of the shares.

     Upon any event of default, including the failure to register or deliver shares of common stock in a timely manner upon conversion, the note holders can require us to immediately pay a sum equal to 130% of the unconverted principal amount of the notes, together with accrued but unpaid interest.

     Interest only payments are due quarterly commencing December 31, 2001, and $500,000 of principal is due in on May 3, 2003, and $250,000 of principal is due on December 18, 2003, or upon certain events of default.

     In December 2001 we sold our kiosk division to ICOA, Inc. (see "Business - Our Background"). Sale of this division will result in only nominal impact on our historical operations since more than 98% of our revenues have historically been attributable to our Digital West subsidiary. For the fiscal year ended December 31, 2001, our kiosk division was responsible for approximately $166,832 in revenues, approximately $273,130 in cost of goods sold and $438,641 in other expenses directly related to the kiosk division.

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



ITEM  7  -  FINANCIAL  STATEMENTS

     The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements for the fiscal year ended December 31, 2000 and 2001 were audited by Miller and McCollom, Certified Public Accountants. There have been no disagreements between management and current accountants of the type that are required to be reported under this Item 8.

                                    PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of the Company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     The  directors  and  executive  officers  of  the  Company  are as follows:

Name                     Age     Positions

Joseph  M.  Naughton     58      Chairman, Chief Executive Officer, Director

Scott  Claverie          40      Director

Jim  Cannon              66      Director; Director of Operations and Secretary

     Certain information about the directors and officers of Go Online is furnished below.

     JOSEPH M. NAUGHTON, Chairman. Mr. Naughton has been our Chairman since May 1991. From September 1986 through October 1987, Mr. Naughton was Operations Manager for Shop Television Network in which he oversaw the marketing and merchandising from that company. In October 1987 Mr. Naughton was elected to Shop Television Network's Board and Directors and appointed simultaneously Executive Vice President and Chief Operating Officer. Shop Television Network's wholly-owned subsidiary ShopTV, Inc. was acquired by the JC Penney Company in 1988 and Mr. Naughton was a Vice President of Operations for the renamed JC Penny Television Shopping Channel, the TV home shopping program arm of the JC Penney Company until June 1991. Mr. Naughton was responsible for overseeing the video production and cable distribution for the JC Penney and Shop
Television Network. Prior to Shop Television Network, Mr. Naughton served as VP/General Merchandising Manager for the GEMCO division of Lucky Stores. From May 1970 until October 1986, Mr. Naughton worked for Lucky Stores, Inc. and its wholly owned subsidiary Gemco Stores.

     SCOTT  CLAVERIE,  Director  and  President  of AMS Acquisition Corp.  Until
March 20, 2001, Mr. Claverie directed the operations and marketing efforts of ShopGoOnline.com, our prior internet e-commerce division. From June 1997 until June 1999, Mr. Claverie was Business Operations Manager for Cal State University at Chico where he was responsible for management and support of the support staff for the university's voice network. From February 1994 until June 1996, he was a branch manager for Computer Telephone Corp. Computer Telephone Corp. markets a large variety of telecommunication services and was responsible for managing a significant portion of Pacific Bell's customer base. From September 1991 to February 1994, Mr. Claverie was an account executive for MCI Telecommunications, where he marketed communication products and services to the business community. From June 1987 through August 1990, he was Advertising
Director of the Chico News & Review, where he supervised and coordinated activities of sales personnel in the display and classified departments. From May 1981 through September 1986, Mr. Claverie was a retail manager for Gemco Stores, managing the operations for the fine jewelry and camera department.

     JIM CANNON, Director of Operations. Mr. Cannon has over 30 years of experience in the hospitality, lodging, and food and beverage industry. A graduate of Cornell University with a Bachelor's of Science degree in Business and Food Technology. He is an eleven-year veteran of the Days Inn organization, serving as Vice President of Franchise Operations. From September 1998 until April 1999, Mr. Cannon was with ShoLodge Franchise Systems. From March 1997 until September 1998, Mr. Cannon was Director of Franchise Sales for Country & Hearth Inns in Atlanta, Georgia. From August 1990 through August 1996, Mr. Cannon was National Director of Franchise Development for Hospitality International, Inc. in Atlanta, Georgia. During 1990 and 1991, Mr. Cannon worked in sales of Friendship Inn and Econolodge franchises for Econolodges of America, Inc. in North Bergen, New Jersey. In addition, Mr. Cannon's past experience includes senior level executive positions with Columbia Sussex Corporation, Inc. (a Holiday Inn Franchise Group), Days Inn or America, Inc and other hotels and restaurants.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with except that Mr. Mick Schumacher, the Company's Chief Financial Officer from July 2001 until November 2001, did not timely file Form 3 and Form 4 filings

ITEM  10  -  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

     The following summary compensation table shows certain compensation information for services rendered in all capacities for the four fiscal years ended December 31, 1998, 1999, 2000 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary  Compensation  Table

     The following summary compensation table shows certain compensation information for services rendered in all capacities for the four fiscal years ended December 31, 1997, 1998, 1998 and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                           SUMMARY COMPENSATION TABLE

                          Annual  Compensation                 Long  Term  Compensation
                    --------------------------              -------------------------------
                                                               Awards                     Payouts
                                                           ---------------           -------------------
                                                                                     SECURITIES
                                                       OTHER ANNUAL   RESTRICTED     UNDERLYING     LTIP      ALL OTHER
                                 SALARY      BONUS     COMPENSATION   STOCK Awards    OPTIONS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL   YEAR          ($)        ($)            ($)        ($)           SARS (#)       ($)         ($)
 POSITION
Joseph Naughton      2001         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
(President, CEO)     (12/31)

                     2000         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     1999          96,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     1998          96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

Jim Cannon (1)       2001          26,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2000          60,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     1999          40,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     1998           -0-       -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

Mick Schumacher (2)  2001          50,000     -0-           40,000       -0-            -0-           -0-        -0-
                     (12/31)



(1)  Mr.  Cannon  commenced  his  employment  with  the  Go Online  in  1999.
(2) Mr. Schumacher joined the Company as Chief Financial Officer in July 2001. In November 2001, Mr. Schumacher's position as Chief Financial Officer was terminated but Mr. Schumacher remains with the Company as a financial advisor.
(3) Reflects $40,000 value of common stock of the Company issued to Mr. Schumacher.



                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                      (INDIVIDUAL GRANTS)

                    NUMBER OF SECURITIES            PERCENT OF TOTAL
                         UNDERLYING              OPTIONS/SAR'S GRANTED
                    OPTIONS/SAR'S GRANTED        TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
                           (#)                            YEAR                  ($/SH)                 EXPIRATION DATE
NAME
Joseph M. Naughton         -0-                             --                     --                        --
------------------  ----------------------       ----------------------     -----------------------    ---------------
James Cannon               -0-                             --                     --                        --
------------------  ----------------------       ----------------------     -----------------------    ---------------
Mick Schumacher            -0-                             --                     --                        --
------------------  ----------------------       ----------------------     -----------------------    ---------------

                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                             AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXCERCISED
                                                              SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-
                                                              OPTIONS/SARS AT FY-END (#)     MONEY OPTION/SARS
                    SHARES ACQUIRED ON                        EXERCISABLE/UNEXERCISABLE      AT FY-END ($)
NAME                EXERCISE (#)         VALUE REALIZED ($)                                  EXERCISABLE/UNEXERCISABLE
                    -------------------  ------------------   --------------------------    -----------------------------
Joseph M. Naughton         -0-                 -0-                       - 0 -                        --

James Cannon               -0-                 -0-                       - 0 -                        --

Mick Schumacher            -0-                 -0-                       - 0 -                        --


Employment  Agreements

     Effective April 12, 1999 we entered into an employment agreement with James Cannon. The agreement is for a term of one year but is subject to termination by us for cause. Both we and Mr. Cannon have the right to terminate the agreement after giving the other party thirty days notice. In the event that the agreement is terminated by us without cause, Mr. Cannon will be entitled to compensation earned computed pro-rata up to the date of termination. Mr. Cannon's compensation during the term of the agreement will be as follows:

     Base  salary  of  $60,000  per  year;
     Quarterly bonus of 20% of the net advertising revenues of the Community Marquee Division generated as a result of Mr. Cannon's direct efforts during the previous quarter;
     Alternative quarterly bonus equal to 25% of the net advertising revenues of the Community Marquee Division generated by parties other than Mr. Cannon; and
     Options to purchase 25,000 shares of our common stock for each twenty-five kiosks shipped up to a maximum of 150 kiosks. The exercise price of the options shall be equal to 60% of the closing bid price of our common stock on the last business day of the month in which Mr.Cannon becomes eligible.

     We have terminated the Community Marquee Division and consequently Mr. Cannon's compensation is based on his salary plus bonuses as determined by the board of directors.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Go Online common stock and Series A Preferred Stock of the Company as of December 31, 2001 by:
     each person or entity known to own beneficially more than 5% of the common stock or 5% of the preferred stock;
     each  of  Go  Online's  directors;
     each  of  Go  Online's  named  executive  officers;  and
     all  Go  Online  executive  officers  and  directors  as  a  group.




                           Name and                 Amount and
                           Address of               Nature of              Percent of
Title of Class. . . . . .  Beneficial Owner (1)     Beneficial Ownership   Class
-------------------------  ----------------------------------------------  -----------
Common Stock. . . . . . .  Joseph M. Naughton       6,647,125 (2)               6.9%
-------------------------  ----------------------------------------------  -----------
Preferred Stock . . . . .                                   0                   0.0%
-------------------------  ----------------------------------------------  -----------
Common Stock. . . . . . .  James M. Cannon          1,168,000 (3)               1.2%
-------------------------  ----------------------------------------------  -----------
Preferred Stock . . . . .                                   0                   0.0%
-------------------------  ----------------------------------------------  -----------
Common Stock. . . . . . .  Scott Claverie             937,500                   1.1%
-------------------------  ----------------------------------------------  -----------
Preferred Stock . . . . .                                   0                   0.0%
-------------------------  ----------------------------------------------  -----------
Common Stock. . . . . . .  Mick Schumacher          4,710,476 (4)               4.7%
-------------------------  ----------------------------------------------  -----------
Preferred Stock . . . . .                                   0                   0.0%
-------------------------  ----------------------------------------------  -----------
                           Bill Tillson
                           14623 Deervale Place
Preferred Stock . . . . .  Sherman Oaks, CA 91403      40,000                   8.0%
-------------------------  ----------------------------------------------  -----------

Common Stock. . . . . . .  All Officers and
                           Directors as a Group
                           (3 persons)             13,463,101 (2,3,4)           9.0%
                                                   ==========               ========

1. Except as otherwise set forth, the address for each of these shareholders is c/o Go Online Networks Corporation, 5681 Beach Boulevard, Suite 101/100, Buena Park, CA 90621.
2. Mr. Naughton's shares are held through several different entities and trusts, as to which Mr. Naughton is the primary beneficial owner, including The Lynde Group, The Naughton Family Trust, JNNE, Inc., and a JWTROS account with his deceased spouse. Other than Mr. Naughton's beneficial ownership of such shares through such entities and trusts, none of such entities or trusts has any relationship with Go Online.
3. Reflects 158,000 shares which Mr. Cannon owns directly and up to 1,000,000 shares which Mr. Cannon could obtain upon the exercise of a warrant to purchase shares of common stock at $.20 per share.
4. The shares held by Mr. Schumacher reflects 1,250,000 shares held directly by Mr. Schumacher and 1,950,000 shares held by Prime Rate Income & Dividend
Enterprises,  Inc.,  of  which  Mr.  Schumacher  is  a  controlling shareholder.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Joseph M. Naughton, our Chief Executive Officer has made several loans to Go Online. As of December 31, 2001 and as of December 31, 2000 the amounts payable to Mr. Naughton for advances totaled $311,388 and $307,144 respectively. In addition there is unpaid compensation due to him of $30,000 for 2001 and $48,000 as of December 31, 2000. A portion of Mr. Naughton's unpaid salary was converted to stock during fiscal year 2000 and during fiscal 2001. The balances payable to Mr. Naughton are uncollateralized, bear no interest and are payable on demand. This loan is on terms which are substantially better than could be obtained from third parties.

     SolInvest Group, Ltd. and MultiAsian Venture Limited invested in Go Online through the private placement of convertible debentures in the principal amount of $125,000 each in July 2000. The debentures were convertible at $0.18 per share and were secured by an aggregate of 1,400,000 shares of Go Online common stock pledged by Joseph Naughton. Those debentures were satisfied by the foreclosure on the pledged shares in August 2000. In September 2000, SolInvest and MultiAsian purchased additional convertible debentures in the principal amount of $137,500 each. These convertible debentures remain outstanding and are convertible at $0.18 per share.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit  No.       Description
-----------         -----------

2.1 (1)            Agreement  and  Plan  of  Merger  of  Go  Online  Networks
                   Corporation,  a  Delaware  corporation, and Jones Naughton
                   Entertainment, Inc. a Colorado  corporation,  dated
                   September  8,  1999.
2.2 (1)            Certificate  of  Merger of Jones Naughton Entertainment, Inc.
                   into  Go  Online  Networks  Corporation,  dated
                   August  12,  1999.
2.3 (1)            Articles of Merger of Jones Naughton Entertainment, Inc.
                   with Go  Online  Networks  Corporation,  dated
                   September  8,  1999.
3.1 (1)            Articles  of  Incorporation  of Valencia Capital, Inc., filed
                   October  20,  1987.
3.2 (1)            Articles  of  Amendment  to  the Articles of Incorporation of
                   Valencia  Capital,  Inc.,  filed  February  7,  1991.
3.3 (1)            Articles  of  Amendment  to  the Articles of Incorporation of
                   Jones  Naughton  Entertainment,  Inc.,  filed  July 27, 1994.
3.4 (1)            Articles  of  Amendment  to  the Articles of Incorporation of
                   Jones  Naughton  Entertainment, Inc., filed July 28,  1994.
3.5 (1)            Certificate  of Designation for Jones Naughton Entertainment,
                   Inc.,  dated  June  8,  1994.
3.6 (1)            Bylaws  of  Jones  Naughton  Entertainment, Inc., as amended.
3.7 (1)            Certificate  of  Incorporation  of  Go  Online  Networks
                   Corporation,  dated  August  11,  1999.
3.8 (1)            Certificate  of  Designation  for  Go  Online  Networks
                   Corporation,  dated  August  13,  1999.

3.9 (1)            Bylaws  of  Go  Online  Networks  Corporation.
3.10 (1)           Articles  of  Incorporation  of AMS Acquisition Corp., filed
                   June  29,  1998.
3.11 (1)           Bylaws  of  AMS  Acquisition  Corp.
3.12 (8)           Articles  of Amendment to the Articles of Incorporation of Go
                   Online  Networks  Corporation,  filed  December  11,  2000.
10.1 (1)           Agreement  and  Plan of Reorganization by and among Amerinet
                   Financial  Systems,  Inc.,  Jones  Naughton  Entertainment,
                   Inc.,  Real  Estate Television  Network,  Inc. and Amerinet,
                   Inc.,  dated  August  1996.
10.2 (1)           Stock  Purchase  Agreement  between  Amerinet  Financial
                   Services,  Inc.  and  Jones  Naughton  Entertainment,
                   Inc., dated October 1996.
10.3 (1)           Escrow Agreement between Jones Naughton Entertainment, Inc.,
                   Amerinet  Financial  Systems,  Inc.  and  MRC  Legal Services
                   Corporation, dated February  12,  1997
10.4 (1)           Form  of  Stock  Purchase  Agreement  between Jones Naughton
                   Entertainment,  Inc. and investors for 504 Stock Sales from
                   January 1997 through April  1999.
10.5 (1)           Escrow Agreement between Jones Naughton Entertainment, Inc.,
                   Michael  Rost  and  MRC  Legal  Services  Corp.,  dated
                   November  17,  1997.
10.6 (1)           Stock  Purchase  Agreement  between  Jones  Naughton
                   Entertainment,  Inc.  and  Joe  Lynde, dated
                   November  17,  1997.
10.7 (1)           Escrow Agreement between Jones Naughton Entertainment, Inc.,
                   Joseph  Lynde  and  MRC  Legal  Services  Corp.,  dated
                   November  17,  1997.
10.8 (1)           Stock  Purchase  Agreement  between  Jones  Naughton
                   Entertainment,  Inc.  and  David  Evans,  dated
                   November  17,  1997.
10.9 (1)           Escrow Agreement between Jones Naughton Entertainment, Inc.,
                   David  Evans  and  MRC  Legal  Services  Corp.,  dated
                   November  17,  1997.
10.10 (1)          Stock  Purchase  Agreement  between  Jones  Naughton
                   Entertainment,  Inc.  and Patricia L. Schonebaum IRA Account,
                   dated November 17, 1997.
10.11 (1)          Escrow  Agreement  between  Jones  Naughton  Entertainment,
                   Inc.,  Patricia  L.  Schonebaum  IRA Account and MRC Legal
                   Services Corp., dated November  17,  1997.
10.12 (1)          Stock  Purchase  Agreement  between  Jones  Naughton
                   Entertainment,  Inc.  and  Patricia  L.  Schonebaum,  dated
                   November  17, 1997.
10.13 (1)          Escrow  Agreement  between  Jones  Naughton  Entertainment,
                   Inc.,  Patricia  L.  Schonebaum and MRC Legal Services Corp.,
                   dated November 17, 1997.
10.14 (1)          Stock  Purchase  Agreement  between  Jones  Naughton
                   Entertainment,  Inc.  and  Joy  F.  Evans,  dated
                   November 17,  1997.
10.15 (1)          Escrow  Agreement  between  Jones  Naughton  Entertainment,
                   Inc., Joy F. Evans and MRC  Legal  Services Corp., dated
                   November 17, 1997.

10.16 (1)          Agreement  for  Purchase  and  Sale  of Assets between Sign
                   Products of America,  Inc. and Jones Naughton Entertainment,
                   Inc., dated March 1998.
10.17 (1)          Agreement  for  Purchase  and  Sale  of  Assets  between
                   Affiliated  Marketing  Services,  Inc. and AMS Acquisition
                   Corp., dated July 8, 1998.
10.18 (1)          Employment Agreement between AMS Acquisition Corp. and Paul
                   Hentschl  effective  July  8,  1998.
10.19 (1)          First  Company  Security  Agreement  in favor of Affiliated
                   Marketing  Services,  Inc.,  dated  July  8,  1998.
10.20 (1)          Company Security Agreement in favor of Paul Hentschl, dated
                   July  8,  1998.
10.21 (1)          Secured  Promissory  Note  payable  to Paul Hentschl, dated
                   July  8,  1998.
10.22 (1)          Agreement  for  Purchase  and  Sale  of  Assets between AMS
                   Acquisition  Corp.  and  Affiliated  Marketing Services,
                   Inc., dated January 11, 1999.
10.23 (1)          Addendum  to  Agreement  for  Purchase  and  Sale of Assets
                   between  AMS  Acquisition  Corp.  and Affiliated Marketing
                   Services, Inc., dated January  13,  1999.
10.24 (1)          Joint  Venture  Agreement  by  and  between  Jones Naughton
                   Entertainment,  Inc.  and  Scott  Claverie,  dated
                   February  26,  1999.
10.25 (1)          Employment  Agreement between Jones Naughton Entertainment,
                   Inc.  and  James  Cannon,  effective  April  12,  1999.
10.26 (1)          Stock  Exchange  Agreement  by  and  between Jones Naughton
                   Entertainment,  Inc.  and  Scott  Claverie,  dated
                   April  19,  1999.
10.27 (1)          Independent  Consultant  Agreement  between  Jones Naughton
                   Entertainment,  Inc.  and  Michael  Abelson,  effective
                   May  1,  1999.
10.28 (1)          Marketing  Agreement  between Jones Naughton Entertainment,
                   Inc.  and  PDQ  Internet  ,  dated  May  3,  1999.
10.29 (1)          Marketing  Agreement  between Jones Naughton Entertainment,
                   Inc.  and  ieXe,  dated  June  4,  1999.
10.30 (1)          Reorganization  and  Stock Purchase Agreement between Jones
                   Naughton  Entertainment,  Inc.  and  Auctionomics,  Inc.,
                   dated  June 10, 1999.
10.31 (1)          Consulting  Agreement  between Auctionomics, Inc. and WLTC,
                   LLT,  effective  June  10,  1999.
10.32 (1)          Vendor  Agreement  between  GoOn-line.com  and  5th  Avenue
                   Channel,  dated  June  1999.
10.33 (1)          Addendum  to  Reorganization  and  Stock Purchase Agreement
                   between Jones Naughton Entertainment, Inc. and Auctionomics,
                   Inc., dated June 25,  1999.
10.34 (1)           Form  of  Securities  Subscription  Agreement between Jones
                    Naughton  Entertainment,  Inc. and certain Investors for
                    3% Series A Convertible Debentures  due  July  30,  2000

10.35 (1)           Form of 3% Series A Convertible Debenture due July 30, 2000
10.36 (1)           Form  of  Escrow  Agreement  between  Jones  Naughton
                    Entertainment,  Inc., certain Investors, and
                    Edward H. Birnbaum, Esq., as escrow agent, for the Company's
                    3% Series A Convertible Debentures due July 30, 2000.
10.37 (1)           Employment  Agreement between Jones Naughton Entertainment,
                    Inc.  and  Jeffrey  F.  Reynolds, effective  August 9, 1999.
10.38 (1)           Office Lease between Jones Naughton Entertainment, Inc. and
                    eOfficeSuites,  Inc.  dated  August  12,  1999.
10.39 (1)           Consulting  and  Financial Services Agreement between Jones
                    Naughton  Entertainment,  Inc.  and  Patrick  M.  Rost dated
                    September 15, 1999.
10.40 (1)           Employment Agreement between AMS Acquisition Corp. and Matt
                    Herman,  effective  October  1,  1999.
10.41 (1            Lease  Proposal  for 5681 Beach Blvd., Buena Park, CA 90621
                    for  Jones  Naughton  Entertainment,  Inc.  dated
                    July  21,  1999.
10.42 (1)           Lease  Agreement  between  GoOn-Line.com  and  Design  Arts
                    Building  Associates  dated  April  29,  1999
10.43 (1)           Securities  Purchase  Agreement  between Go Online Networks
                    Corporation  and  Triton  Private  Equities Fund, L.P.,
                    dated September 20, 1999
10.44 (1)           Series 1999-A Eight Percent Convertible Promissory Note due
                    October 1, 2001 dated September 21, 1999 issued to Triton
                    Private Equities Fund, L.P.
10.45 (1)           Warrant  to  Purchase Common Stock dated September 21, 1999 issued  to  Triton  Private  Equities  Fund,  L.P.
10.46 (1)           Registration  Rights  Agreement  between Go Online Networks
                    Corporation  and  Triton  Private  Equities  Fund, L.P.
                    dated September 20, 1999
10.47 (1)           Escrow  Agreement  among  Go  Online  Networks Corporation,
                    Triton  Private  Equities Fund, L.P. and H. Glenn
                    Bagwell, Jr., as escrow agent, dated  as  of
                    September  20,  1999
10.48 (1)           Employment Agreement between AMS Acquisition Corp. and Scott
                    Claverie  dated  September  1,  1999.
10.49 (1)           Form  of  Site  Agreement
10.50 (1)           Agreement  between  Auctionomics,  Inc.  and  Classified
                    Auctions.com,  LLC
10.51 (1)           Agreement between Ingram Book Company and Go Online Networks
                    Corporation  dated  November  22,  1999
10.52 (1)           Agreement  between  LinkShare  Corporation  and  Go  Online
                    Networks  Corporation
10.53 (1)           Agreement  between Infotouch Technologies Corporation and Go
                    Online  Networks  Corporation  dated  June  22,  1999

10.54 (1)           Addendum to Employment Agreement for James Cannon
10.55 (2)           Consulting Agreement with Ralph Testa dated February 10,
                    2000
10.56 (2)           Consulting Agreement with Bridgett Browner dated
                    March 13, 2000
10.57 (3)           Consulting Agreement with Nathan Wolfstein dated May 10,
                    2000
10.58 (3)           Consulting Agreement with Harvey Turell dated May 10,
                    2000
10.59 (4)           Reorganization and Stock Purchase Agreement by and between
                    Go Online Networks Corporation and Auctionomics, Inc. dated
                    May 10, 2000
10.60 (5)           Amended and Restated Reorganization and Stock Purchase
                    Agreement between Go Online Networks Corporation, Digital
                    West and Andrew Hart dated August 4, 2000
10.61 (5)           Employment Agreement between Digital West Marketing, Inc.
                    and Andrew Hart dated August 31, 2000
10.62 (6)           Consulting Agreement with Blaine Riley dated August 24,
                    2000
10.63 (6)           Consulting Agreement with James Marione dated September 5,
                    2000
10.64 (7)           Reorganization Agreement GONT, Westlake and NetStrat
10.65 (7)           Reorganization Agreement GONT, Westlake and Amer
10.66 (8)           Consulting Agreement with William R. Wheeler dated January
                    4, 2001.
10.67 (9)           Form  of  Vendor  Agreement
10.68 (9)           Letter  Agreement  between  Panoscan,  Inc.  and  Go  Online
                    Networks  Corporation  dated  January  19,  2000.
10.70 (10)          Convertible  note issued to the Laurus Master Fund, Ltd. by
                    Go  Online  Networks  Corporation  dated  May  2001.
10.71 (10)          Securities  Purchase  Agreement between Laurus Master Fund,
                    Ltd. and Go Online Networks Corporation dated May 2001.
10.72 (10)          Common Stock Purchase Warrant for 1,000,000 shares issued to
                    Laurus Master Fund, Ltd. by Go Online Networks Corporation
                    dated May 2001.
10.73 (10)          Security  Agreement between Laurus Master Fund, Ltd. and Go
                    Online  Networks  Corporation  dated  May  2001.
10.74 (10)          Convertible  Note  issued to Laurus Master Fund, Ltd. by Go
                    Online  Networks  Corporation  dated  December  2001.
10.75 (10)          Securities  Purchase  Agreement between Laurus Master Fund,
                    Ltd. and Go Online Networks Corporation dated December 2001.
10.76 (10)          Common  Stock Purchase Warrant for 600,000 shares issued to
                    Laurus  Master Fund, Ltd. by Go Online Networks Corporation
                    dated December 2001.
10.77               Asset  Purchase  Agreement  dated  as  of  December 17, 2001 between Go Online Networks Corporation and ICOA, Inc.
10.78               Convertible  Note issued by ICOA, Inc. to Go Online Networks
                    Corporation  dated  December  17,  2001.
10.79               Common  Stock  Purchase  Warrant  issued by ICOA, Inc. to Go
                    Online  Networks  Corporation  dated  December  17,  2001.
21 (7)              List  of  Subsidiaries
23.1                Consent of Miller & McCollom

                                       39
__________________

1) Filed with Go Online's Form 10-KSB filed on March 29, 2000 for the period ended December 31, 1999.
2)     Filed with Go Online's Form S-8 Registration Statement filed on April 20,
2000.
3)     Filed  with  Go Online's Form S-8 Registration Statement filed on May 19,
2000.
4)     Filed  with  Go  Online's  Form  8-K  filed  on  May  25,  2000.
5)     Filed  with  Go  Online's  Form  8-K  filed  on  September  20,  2000.
6) Filed with Go Online's Form S-8 Registration Statement filed on September 21, 2000
7) Filed with Go Online's Registration Statement on Form S-4 filed on November 30,2000.
8) Filed with Go Online's Form S-8 Registration Statement filed on January 10, 2001.
9) Filed with Go Online's Amendment No. 1 to Registration Statement on Form S-4 filed on March 9, 2001.
10) Filed with Go Online's Form SB-2 Registration Statement filed on January 17, 2002.

     (b)     REPORTS  ON  FORM  8-K


     On September 17, 2001, Go Online filed an amendment to Form 8-K updating and correcting the financial statements filed in connection with the acquisition of Digital West Marketing, Inc.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April  11,  2002               Go  Online  Networks  Corporation

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

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                                                        PAGE

Report of Independent Certified Public Accountants                      F-2

Financial  Statements:

          Balance Sheets                                                F-3

          Statements of Operations                                      F-4

          Statement of Stockholders' (Deficit)                      F-5 to F-6

          Statements of Cash Flows                                      F-7

          Notes to Financial Statements                             F-8 to F-20

                         INDEPENDENT ACCOUNTANTS' REPORT




Board  of  Directors
Go  Online  Networks,  Inc.

     We have audited the accompanying consolidated balance sheets of Go Online Networks, Inc. as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go Online Networks, Inc. as of December 31, 2001 and December 31, 2000 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Miller  and  McCollom

MILLER  AND  MCCOLLOM
Certified  Public  Accountants
4350  Wadsworth  Boulevard,  Suite  300
Wheat  Ridge,  Colorado  80033


March  2,  2002

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                                                                    December 31,
                                                                                    --------------
                                                                                   2001           2000
                                                                          --------------  -------------
Current assets
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $     179,918   $     43,332
 Accounts receivable, net of allowance for doubtful accounts
     of $5,652 in 2001 and $1,703 in 2000. . . . . . . . . . . . . . . .        233,434         61,241
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        916,817        127,961
 Prepaid expenses and other current items. . . . . . . . . . . . . . . .          2,757          7,370
   Deferred refurbishing expenses. . . . . . . . . . . . . . . . . . . .         53,882              -
 Accounts receivable-Retronics, Inc. (Note 7). . . . . . . . . . . . . .              -              -
                                                                          --------------  -------------

   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .      1,386,808        239,904

Designs and trademarks - net of accumulated amortization
 of $30,536 in 2000. . . . . . . . . . . . . . . . . . . . . . . . . . .              -         19,464
Property and equipment, net of accumulated depreciation of
 $297,860 in 2001 and $814,253 in 2000 . . . . . . . . . . . . . . . . .        140,066        652,017
Other assets - deposits. . . . . . . . . . . . . . . . . . . . . . . . .         32,711         22,485
Goodwill - net of amortization of  $83,393 in 2000 (Note 6). . . . . . .              -        938,047
Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . .        138,556              -
                                                                          --------------  -------------

   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,698,141   $  1,871,917
                                                                          ==============  =============

                              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $   1,916,919   $    705,987
 Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        403,738        154,188
 Notes payable (Note 9). . . . . . . . . . . . . . . . . . . . . . . . .        154,356        143,643
 Advances from and accrued expenses due to officer (Note 2). . . . . . .        407,388        388,144
 Accrued lease obligations . . . . . . . . . . . . . . . . . . . . . . .         14,479         35,794
 Current portion of convertible notes and debentures . . . . . . . . . .        784,118      1,000,000
 Advances payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        950,000        950,000
                                                                          --------------  -------------

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      4,630,998      3,377,756

Convertible notes and debentures net of current portion (Note 10 and 11)      1,770,882        550,000
                                                                          --------------  -------------

   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      6,401,880      3,927,756
                                                                          --------------  -------------

Commitments and contingencies
 (Notes 1,6,7,9,10,11,13,14,15,17 and 18). . . . . . . . . . . . . . . .              -              -

Stockholders' (deficit): (Notes 1,3,4 and 18)
 Series A Convertible Preferred Stock, $0.001 par value,
 10,000,000 shares authorized, 663,333 outstanding . . . . . . . . . . .            663            663
 Series B Convertible Preferred Stock, $100 par value,
 2,000 shares authorized, 2,000 shares issued and
 outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        200,000        200,000
 Common stock $0.001 par value, 200,000,000 shares authorized,
 99,560,116 and 86,260,393 shares issued at December 31, 2001,
 and 2000 respectively . . . . . . . . . . . . . . . . . . . . . . . . .         99,560         86,260
 Outstanding common stock warrants . . . . . . . . . . . . . . . . . . .         30,000         30,000
 Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,671,749      9,925,554
 Accumulated (deficit) . . . . . . . . . . . . . . . . . . . . . . . . .    (15,705,711)   (12,298,316)
                                                                          --------------  -------------

   Total stockholders' (deficit) . . . . . . . . . . . . . . . . . . . .     (4,703,739)    (2,055,839)
                                                                          --------------  -------------

     Total liabilities and stockholders' (deficit) . . . . . . . . . . .  $   1,698,141   $  1,871,917
                                                                          ==============  =============

        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                              -------------------------
                                                                               2001                  2000
                                                           -------------------------  --------------------

Sales and other revenues. . . . . . . . . . . . . . . . .  $              5,425,391   $           725,664
Refurbishing fee income . . . . . . . . . . . . . . . . .                   703,164                72,932
                                                           -------------------------  --------------------
                                                                          6,128,555               798,596
                                                           -------------------------  --------------------

 Less:  Cost of goods sold. . . . . . . . . . . . . . . .                 4,890,953               653,097
 Less:  Cost of refurbishing. . . . . . . . . . . . . . .                   760,739                80,225
                                                           -------------------------  --------------------
                                                                          5,651,692               733,322
                                                           -------------------------  --------------------
Gross Profit. . . . . . . . . . . . . . . . . . . . . . .                   476,863                65,274
                                                           -------------------------  --------------------

Expenses:
 Amortization . . . . . . . . . . . . . . . . . . . . . .                   188,991                83,393
 Depreciation . . . . . . . . . . . . . . . . . . . . . .                    95,372                21,422
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . .                   148,222                85,375
 Legal and professional fees. . . . . . . . . . . . . . .                   269,178               469,994
 Contract services, salaries and payroll taxes. . . . . .                   710,157               729,271
 Other. . . . . . . . . . . . . . . . . . . . . . . . . .                   492,362               170,291
                                                           -------------------------  --------------------
   Total expenses . . . . . . . . . . . . . . . . . . . .                 1,904,282             1,559,746
                                                           -------------------------  --------------------

Net (loss) from continuing operations . . . . . . . . . .                (1,427,419)           (1,494,472)

Other income and expense:
 Interest income. . . . . . . . . . . . . . . . . . . . .                         -                     4
 Interest expense . . . . . . . . . . . . . . . . . . . .                  (323,834)             (165,122)
 Write off of goodwill (Note 6) . . . . . . . . . . . . .                  (749,055)                    -
 Expense for public reporting . . . . . . . . . . . . . .                         -              (450,000)
 Debenture financing expenses . . . . . . . . . . . . . .                   (42,628)                    -
                                                           -------------------------  --------------------

Net (loss) from continuing operations . . . . . . . . . .                (2,542,936)           (2,109,590)
                                                           -------------------------  --------------------

Discontinued operations: (Note 16)
 (Loss) from discontinued operations. . . . . . . . . . .                  (544,939)           (1,288,490)
 (Loss) on disposal of discontinued operations. . . . . .                  (319,520)                    -
                                                           -------------------------  --------------------

Net (loss). . . . . . . . . . . . . . . . . . . . . . . .  $             (3,407,395)  $        (3,398,080)
                                                           =========================  ====================

Net (loss) per common share from continuing operations. .  $                   (.03)  $              (.03)
                                                           =========================  ====================
Net (loss) per common share from discontinued operations.                      (.01)  $              (.01)
                                                           =========================  ====================
Total (loss) per common share . . . . . . . . . . . . . .                      (.04)  $              (.04)
                                                           =========================  ====================
                                                           =========================  ====================
Weighted number of shares outstanding . . . . . . . . . .                92,910,230            83,621,312
                                                           =========================  ====================

        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                               Series A Convertible                 Series B Convertible
                                                Preferred Stock                        Preferred Stock           Common Stock
                                               ---------------------                ----------------------       ------------
                                      Shares                 Amount                  Shares        Amount    Shares       Amount
                                      ---------------------  ----------------------  ------------  --------  -----------  --------
Balance at December 31, 1999
   (Restated). . . . . . . . . . . .               499,333   $                 499              -  $      -  75,181,843   $75,182
Common stock issued for the. . . . .                     -                       -              -         -
   acquisition of Westlake Capital
   Corporation and related services.                     -                       -              -         -   4,275,000     4,275
Common stock issued for cash . . . .                     -                       -              -         -   2,500,000     2,500
Common stock issued for
   consulting services . . . . . . .               150,000                     150              -         -   1,735,000     1,735
Common stock issued to company
   officer in lieu of salary . . . .                     -                       -              -         -   2,740,000     2,740
Common stock issued to settle
   lawsuit . . . . . . . . . . . . .                30,000                      30              -         -           -         -
Common stock returned in
   connection with sale of
   Auctionomics, Inc.. . . . . . . .                     -                       -              -         -    (937,500)     (938)
Issuance of warrants . . . . . . . .                     -                       -              -         -           -         -
Preferred stock conversion . . . . .               (16,000)                    (16)             -         -      16,000        16
Common stock issued for
   the acquisition of Digital West .                     -                       -          2,000   200,000     750,000       750
Loss for the year ended
   December 31, 2000 . . . . . . . .                     -                       -              -         -           -         -
                                      ---------------------  ----------------------  ------------  --------  -----------  --------

Balance at December 31, 2000 . . . .               663,333                     663          2,000   200,000  86,260,393    86,260

Common stock issued for
   debt conversion . . . . . . . . .                     -                       -              -         -   2,527,767     2,527
Common stock issued for
   services. . . . . . . . . . . . .                     -                       -              -         -  10,771,956    10,773
Issuance of warrants
   for financing . . . . . . . . . .                     -                       -              -         -           -         -
Issuance of warrants
   to employee . . . . . . . . . . .                     -                       -              -         -           -         -
Loss for the year ended
   December 31, 2001 . . . . . . . .                     -                       -              -         -           -         -
                                      ---------------------  ----------------------  ------------  --------  -----------  --------

Balance December 31, 2001. . . . . .               663,333   $                 663          2,000  $200,000  99,560,116   $99,560
                                      =====================  ======================  ============  ========  ===========  ========


        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)


                                           Common Stock
                                              Warrants                                            Total
                                            ------------           Paid-in                    Stockholders'
                                      Shares        Amount         Capital         (Deficit)      (Deficit)
                                      ------------  --------  ---------------  -------------  ------------
Balance at December 31, 1999
   (Restated). . . . . . . . . . . .             -  $      -  $     7,860,891  $ (8,900,236)  $  (963,664)
                                      ------------  --------  ---------------  -------------  ------------
Common stock issued for the. . . . .             -         -
   acquisition of Westlake Capital
   Corporation and related services.             -         -          698,225             -       702,500
Common stock issued for cash . . . .             -         -          247,500             -       250,000
Common stock issued for
   consulting services . . . . . . .             -         -          614,620             -       616,505
Common stock issued
   to company officer in
   lieu of salary. . . . . . . . . .             -         -          298,660             -       301,400
Common stock issued
   to settle lawsuit . . . . . . . .             -         -           10,470             -        10,500
Common stock returned
    in connection with sale
   of Auctionomics, Inc. . . . . . .             -         -              938             -             -
Issuance of warrants . . . . . . . .       750,000    30,000                -             -        30,000
Preferred stock conversion . . . . .             -         -                -             -             -
Common stock issued
   for the acquisition
   of Digital West . . . . . . . . .             -         -          194,250             -       395,000
Loss for the year ended
   December 31, 2000 . . . . . . . .             -         -                -    (3,398,080)   (3,398,080)
                                      ------------  --------  ---------------  -------------  ------------

Balance at December 31, 2000 . . . .       750,000    30,000        9,925,554   (12,298,316)   (2,055,839)

Common stock issued
   for debt conversion . . . . . . .             -         -          117,473             -       120,000
Common stock issued
   for services. . . . . . . . . . .             -         -          529,578             -       540,351
Issuance of warrants
   for financing . . . . . . . . . .             -         -           79,144             -        79,144
Issuance of warrants
   to employee . . . . . . . . . . .             -         -           20,000             -        20,000
Loss for the year ended
   December 31, 2001 . . . . . . . .             -         -                -    (3,407,395)   (3,407,395)
                                      ------------  --------  ---------------  -------------  ------------

Balance December 31, 2001. . . . . .       750,000  $ 30,000  $    10,671,749  $(15,705,711)  $(4,703,739)
                                      ============  ========  ===============  =============  ============



        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                             -------------------------
                                                                      2001          2000
                                                           ---------------   ------------
Operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . .  $             (3,407,395)  $(3,398,080)
 Adjustments to reconcile net (loss) to
 net cash provided by (used in) operations:
 Depreciation and amortization . . . . . . . . .                   473,355       719,056
 Write off of goodwill . . . . . . . . . . . . .                   749,055             -
 Loss on disposition of kiosk division . . . . .                   319,520             -
 Loss on sale of property. . . . . . . . . . . .                     6,643             -
 (Increase) in accounts receivable . . . . . . .                  (172,193)      (62,944)
 (Increase) in inventory & deferred refurbishing                  (842,738)     (127,961)
 Increase in accounts payable. . . . . . . . . .                 1,458,411       200,588
 Increase (decrease) in unearned revenue . . . .                         -      (120,000)
 Common stock issued for services. . . . . . . .                   639,495       928,405
 Other . . . . . . . . . . . . . . . . . . . . .                    15,638         9,642
                                                           ---------------   ------------

Net cash (used in) operating activities. . . . .                  (760,209)   (1,824,509)
                                                           ---------------   ------------

Investing activities:
 Investment in designs, trademarks and equipment                      (862)     (610,892)
 Investment in goodwill and other assets . . . .                         -      (955,250)
 Proceeds from sale of assets. . . . . . . . . .                       500             -
 Investment in note receivable . . . . . . . . .                  (100,000)            -
                                                           ---------------   ------------

Net cash (used in) investing activities. . . . .                  (100,362)   (1,566,142)
                                                           ---------------   ------------

Financing activities:
 Repayment of notes and advances . . . . . . . .                         -      (277,841)
 Proceeds from notes and advances payable. . . .                   997,157     3,400,303
 Common stock issued for cash. . . . . . . . . .                         -       250,000
 Other . . . . . . . . . . . . . . . . . . . . .                         -        35,600
                                                           ---------------   ------------

Net cash provided by financing activities. . . .                   997,157     3,408,062
                                                           ---------------   ------------

Net increase in cash and cash equivalents. . . .                   136,586        17,411

Cash and cash equivalents, beginning of year . .                    43,332        25,921
                                                           ---------------   ------------

Cash and cash equivalents, end of year . . . . .  $                179,918   $    43,332
                                                           ===============   ============

Interest paid. . . . . . . . . . . . . . . . . .  $                 61,000   $   165,122
Income taxes paid. . . . . . . . . . . . . . . .                         -             -

Non-cash financing and investing activities:
 Conversion of preferred stock to common stock .                         -            16
 Conversion of debentures to common stock. . . .  $                120,000   $         -
 Warrants received for sale of assets. . . . . .                   133,333             -

        The accompanying notes are an integral part of these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements of Go Online Networks Corporation (the "Company") (formerly Jones Naughton Entertainment, Inc.) and consolidated subsidiaries include the accounts of Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries AMS Acquisition Corp. ("AMS"), incorporated in Nevada on June 2, 1998; and Digital West Marketing, Inc., ("Digital") which was acquired by the Company on August 31, 2000, and Westlake Capital Corp. (Westlake) acquired January 20, 2000 for the purpose of facilitating the Company becoming a reporting company with the Securities and Exchange Commission. No assets were acquired as part of the Westlake transaction. The acquisition of Westlake was accounted for as a purchase and as a "reverse acquisition." The Company's investment in Auctionomics, Inc., which was incorporated on June 8, 1999, was sold during May 2000. The Internet sales and consulting businesses of AMS were terminated during 2001. During December 2001, the computer kiosk business was disposed of as disclosed in Note 16. AMS and Auctionomics were 75% owned subsidiaries of Go Online Networks Corporation. The Company is principally in the computer and related product refurbishing businesses. All material inter-company accounts have been eliminated in the consolidation. The Company has selected December 31 as its year end.

RESTATEMENT  OF  FINANCIAL  STATEMENT  AS  OF  DECEMBER  31,  1999

The balance of deficit and total stockholders' deficit included in the Consolidated Statement of Stockholders' (Deficit) has been increased by $890,000 from that disclosed in prior published financial statements resulting because of an increase in stock-based compensation.

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

BASIS  OF  PRESENTATION  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operation has a net capital deficiency, that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue in operations is to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

BASIS  OF  PRESENTATION  -  GOING  CONCERN  (CONTINUED)

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

CASH  AND  CASH  EQUIVALENTS

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Financial  Accounting  Standards  Board  ("FASB")  issued Statement of Financial
Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, deferred refurbishing cost, and the current portions of notes and debentures payable approximate their estimated fair values due to their short-term maturities.

EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by weighted average number of common shares outstanding. Diluted earnings per share is not shown because it would be anti-dilutive.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method for computer systems and average cost for all other types on inventory.

Costs incurred to refurbish unsold computer systems, including parts and labor, are shown as deferred refurbishing costs.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

EQUIPMENT

The Company carries its investment in equipment, consisting principally of office equipment and computer refurbishing equipment, at cost net of accumulated depreciation. Depreciation is computed based on the useful life of the equipment over a period of three to ten years on a straight-line basis for both financial reporting and income tax purposes. Equipment at December 31, 2000 included computer access kiosks that were sold during 2001.

SEGMENT  INFORMATION

The Company's business is organized, managed and internally reported as a single segment. All revenues except of immaterial amounts are derived from computer refurbishment in the United States.

GOODWILL

The Company recorded goodwill in connection with the acquisition of Digital. During the fourth quarter of 2001, the Company wrote off the balance of the carrying value of the goodwill. (See note 6)

STOCK  ISSUED  FOR  SERVICES

The Company has issued stock to certain individuals and companies for services. The market value of the shares issued was recorded as an expense in the accompanying financial statements.

STOCK-BASED  COMPENSATION  PLANS

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123.

INCOME  TAXES

The Company, as of December 31, 2001, had approximately $15,600,000 of net operating loss carryovers that expire in years through 2021. A change in ownership of more than 50% of the Company may result in the inability of the company to utilize the carryovers. As of December 31, 2001, the Company had deferred tax assets of approximately $4,710,000 related to the net operating loss carryovers. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryovers are uncertain.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

PREFERRED  STOCK

The Company has outstanding 663,333 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the option of the holder. The Series A Preferred Stock votes on equal per share basis with the Common Stock, and is eligible to receive equivalent dividends to the shares of Common Stock. In the event of a liquidation of the Company, the Series A Preferred Stock has a liquidation preference of the number of shares plus 8% from the time of issuance.

The Company has outstanding 2000 shares of Series B $100 Principal Amount Preferred Stock. Upon the event that Digital reports positive net income for one calendar quarter, the Series B shareholder will become entitled to receive dividends on the same per share basis as holders of Common Stock, have all voting rights and liquidation rights as a share of Common Stock, and the right to convert to Common Stock at a conversion price determined by an average closing price of the Common Stock for a period preceding conversion date.

VALUATION  OF  LONG-LIVED  ASSETS

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

REVENUE  RECOGNITION  AND  WARRANTIES

Revenue is recognized at the time of shipment. Products are sold without warranties except for manufactures warranties.

ADVERTISING

The Company expenses advertising costs as incurred and the total amounts for 2001 and 2000 were not material.

DIVIDENDS

The  Company  paid  no  dividends  in  2000  or  2001.

RECLASSIFICATIONS

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  2  -  ADVANCES  AND  ACCRUED  EXPENSES  -  RELATED  PARTY

The Company's chief executive officer has loaned various amounts to the Company, and the officer has unpaid compensation due him. The balances, as of December 31, 2001, were $311,388 in loans and $96,000 in unpaid compensation. The balances were $307,144 and $48,000, respectively, as of December 31, 2000.

On June 26, 2000, the Company issued 2,740,000 shares of its common stock to its chief executive officer, valued at approximately $.11 per share and totaling $301,485, representing his unpaid compensation through June 30, 2000. On July 13, 2000, the Company issued 480,000, at $.10 per share in payment of six months compensation.

During 2000, the Company received cash in connection with loans payable amounting to $250,000. The loans were guaranteed by the Company's chief executive officer pledging 1,500,000 shares of the Company's common stock that was given up by the officer in 2000 under a voluntary foreclosure.

NOTE  3  -  ISSUANCE  OF  COMMON  STOCK

During 2000, in connection with the acquisition of Westlake described in Note 1, the Company issued 3,000,000 shares to the shareholders of Westlake. An additional 1,275,000 shares were issued as payment of legal and consulting services in connection with the acquisition.

Additional shares were issued during the year ending December 31, 2000, including 2,500,000 shares sold for cash, 1,735,000 shares issued for legal and consulting services, 2,740,000 shares were issued to the Company's chief executive officer as described in Note 2, 16,000 shares were issued by conversion of 16,000 shares of the Company's Series A Convertible Preferred Stock and 750,000 shares were issued in the acquisition of Digital. The Company had 937,500 shares of its common stock returned to it in connection with the sale of its interest in Auctionomics, Inc.

During 2001, the Company issued 2,527,767 shares in exchange for conversion of convertible debentures and 10,771,956 shares for services.

A total of 2,528,930 shares were issued during 2001 to a person who was a Company officer for a portion of the year. Of the amount issued to the former officer, 1,368,930 shares were issued for consulting services accrued at December 31, 2000 prior to the person becoming an officer.

NOTE  4  -  ISSUANCE  OF  SERIES  A  PREFERRED  STOCK

During 2000, the Company issued 150,000 shares of its Series A Preferred Stock to a group of individuals for consulting services.

The Company, in 2000, issued 30,000 shares of its stock in connection with a settlement of an outstanding lawsuit, in which the Company paid $12,500 in addition to the issuance of the Series A Preferred Stock.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  5  -  RISKS  AND  UNCERTAINTIES,  CONCENTRATION  OF  BUSINESS

The Company's source of computers for the purpose of refurbishing represents in excess of 95% of the Company's total revenue.

The Company's customers and vendors are principally in the U.S.A. and with a significant concentration in California. Since the Company's business is principally in computer related activities, this concentration of operations results in an inherent risk and uncertainty.

NOTE  6  -  ACQUISITION  OF  DIGITAL  WEST  MARKETING,  INC.

On August 31, 2000, the Company acquired all of the outstanding stock of Digital. Thereafter, Digital became a wholly owned subsidiary. The acquisition, for accounting purposes, was treated as a purchase. In consideration for acquiring the stock, the Company paid $825,000 and these monies were utilized to pay prior indebtedness, accounts payable, and accrued expenses. In addition, the Company issued 750,000 restricted shares of its common stock, a warrant to purchase an aggregate of 750,000 shares of the Company's common stock for a period of two years at $.022 per share. The restricted common stock issued was recorded at 90% of the Company's direct market value as of the date of issuance. The Company also issued 2,000 shares of its newly authorized Series B. $100 Principal Amount Preferred Stock. Subsequent to the acquisition date, the parties modified the agreement to account for items including cash, inventory, and accounts payable assumed to reflect a corrected interpretation of their agreement.

The Company accounted for the acquisition of the common stock of Digital as a purchase. The detailed accounting for the assets and liabilities included by the acquisition reflecting Goodwill, as modified, as described in the preceding paragraph, and is as follows:

Assets  acquired:
     Inventory                             $     155,578
     Prepaid  expenses                            15,435
     Deposits                                     33,493
     Office  furniture                            58,775
     Office  equipment                            34,177
     Computer  equipment                          55,699
     Lab  furniture  &  fixtures                   6,903
     Warehouse  equipment                         26,194
     Machinery  &  equipment                      15,441
     Lab  equipment                              256,294

     Accumulated  depreciation                  (200,088)
     Miscellaneous                                 1,044
     Goodwill                                  1,021,440
                                               ---------
          Total                          $     1,480,385

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  6  -  ACQUISITION  OF  DIGITAL  WEST  MARKETING,  INC.  (CONTINUED)

Less  liabilities  assumed:
     Expenses  assumed                           20,000
     Lease  obligations  assumed                 43,846
     Accounts  payable  assumed                  10,961
     Inventory  accounts  payable               155,578
                                                -------
          Total                                 230,385
                                                -------
Net  cost  of  acquisition              $     1,250,000
                                              =========


The  acquisition  payments  are  as  follows:
     Common  stock  issued                $     195,000
     Series  B  preferred  stock  issued        200,000
     Warrants  to  buy  common  stock  issued    30,000
     Cash  paid                                 825,000
                                                -------

Total  acquisition  costs               $     1,250,000
                                              =========

The Company recorded goodwill in the acquisition of Digital of $1,021,440, which was being amortized over five years.

During December 2001, the Company determined, in accordance with SFAS 121, that the value of goodwill was impaired. Accordingly, the Company has written off the unamortized portion. During November 2001, the Company terminated the employment of Digital's president, and, the subsidiary has continued to show losses. Certain portions of the subsidiary's business, prior to acquisition, has been discontinued. In view of the Company's need to raise additional capital, to continue as a going concern, management believes that there is no continuing value to the goodwill recorded at the time of the subsidiary's acquisition.

NOTE  7  -  ACCOUNTS  RECEIVABLE  -  RETRONICS,  INC.  -  RELATED  PARTY

The Company's subsidiary, Digital, has made sales to a company controlled by Digital's former President, who was terminated in November 2001. Such sales, made prior to termination, total $1,657,618 and $288,632 during 2001 and 2000, respectively, represent approximately 31% and 36% of Digital's total sales. The sales for 2001 represented the amounts sold to November 5, 2001 that represents the sales made prior to Digital's former president prior to his termination.
Retronics, Inc. owes the Company for amounts paid by the Company that should have been paid by Retronics, Inc. The accompanying financial statements include a valuation reserve provision for the entire account receivable of approximately $132,000.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  8  -  IMPAIRMENT  OF  LONG-LIVED  ASSETS

In accordance with SFAS 121, the Company has made an assessment that its investments in Internet kiosk machines were impaired at December 31, 2000. Consequently, the Company reduced its value as of December 31, 2000 to an estimated net realizable value. A total of $311,493 has been included as an expense in the accompanying statement of operation for the year ending December 31, 2000. During December 2001, the Company disposed of its kiosk machines and is no longer in this segment of the business.

NOTE  9  -  NOTES  PAYABLE  AND  ACCRUED  INTEREST

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500 respectively bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. The balances payable, including interest, at December 31, 2001 are $79,412 and $74,994, respectively. The balances payable, including interest, at December 31, 2000, were $73,899 and $69,744, respectively.

NOTE  10  -  ISSUANCE  OF  SERIES  2000-A  EIGHT  PERCENT  CONVERTIBLE  NOTES

Effective  January  10,  2000,  the  Company  entered into a Securities Purchase
Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. Accrual of interest may be payable either in cash or Common Stock at the holder's option. If interest is paid in Common Stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the Common Stock for the ten trading days prior to the due date of such interest. The Notes are convertible into Common Stock, upon certain Registration, and for prices determined at various dates as defined in the agreement. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. During 2001, $120,000 of notes were converted to common stock.

The Company made interest payments of $61,000 during 2001. The unpaid accrued interest is shown in the accompanying financial statements as a current liability. The Company obtained an extension agreement for $645,882 of the $880,000 in notes, extending the maturity to January 1, 2003, which is shown as long term.

NOTE  11  -  CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable with interest at 10%. The debentures mature during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  11  -  CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE  (CONTINUED)

On January 12, 2001 the Company issued a convertible note for $375,000, due January 12, 2003 with interest payable quarterly at 10% per annum. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001, and continue until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder at a conversion price for each share of common stock at $0.045 per share.

On May 3, 2001, the Company issued $500,000, eight percent convertible debentures due May 3, 2003. The debentures are convertible at the lower of eighty percent of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures (which was $0.0439 per share) or eighty percent of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99 percent of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's president. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of common stock at 110 percent of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001. The warrant exercise is $0.06196 per share and are exercisable until May 3, 2006. The Company paid a $750 escrow fee, legal fees of $8,000 and a fee of $52,500 to a Fund Manager of the Fund acquiring the debentures.

On December 18, 2001, the Company issued a $250,000, 8% convertible note due December 18, 2003. The note is convertible into the common stock of the Company at a purchase price of $0.0344. In addition, the Company was given a common stock purchase warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price, currently $0.34 per share.

The debentures and notes included herein and the Series 2000-A 8% convertible notes described in the preceding Note 10 are summarized as follows:

Series  2000-A Convertible debenture 8%, due January 1,
2003 and March  2,  2002                                      $       880,000
Convertible  debenture  payable,  10%,  due  July  2002               550,000
Convertible  note  payable  10%,  due  January  12,  2003             375,000
Convertible  note payable, 8%, due May 3, 2003                        500,000
Convertible note payable, 8%, due December 18, 2003                   250,000
                                                                    ---------
               Total                                              $ 2,555,000
     Less  current portion                                            784,118
                                                                    ---------
               Total  long  term  notes  and  debentures         $  1,770,882
                                                                 ============

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

NOTE  13  -  STOCK-BASED  COMPENSATION  AND  STOCK  OPTION  PLAN

STOCK  OPTION  PLAN

The company has a Nonstatutory Stock Option Plan and an Incentive Stock Option Plan, effective November 15, 2000 through December 31, 2009. The plan is administered by the board of directors. Under the plans, the company may grant options up to 5% of the outstanding stock at December 31 of the preceding year (4,313,020 for 2001). The exercise price is 50% to 110% of the fair market value of the company's stock on the date of grant. The board of directors, with certain additional restrictions, may fix terms and vesting.

STOCK  OPTIONS

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expenses are recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

The Company's Board of Directors has granted non-qualified stock options and warrants to officers, directors, employees and investors of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2001 and 2000.

                                                       NON-EMPLOYEE   WEIGHTED
                                                       OPTIONS        AVERAGE
                                        EMPLOYEE       AND            EXERCISE
                                        OPTIONS        WARRANTS       PRICE
                                        -------------  ----------     ----------
OPTIONS OUTSTANDING, December 31, 1999     1,250,000     126,560      $     .28
                                        -------------  ----------     ----------
 Granted . . . . . . . . . . . . . . .       650,000           -      $     .45
 Exercised . . . . . . . . . . . . . .             -           -              -
 Cancelled . . . . . . . . . . . . . .      (100,000)          -      $    (.32)
                                        -------------  ----------     ----------

OPTIONS OUTSTANDING, December 31, 2000     1,800,000     126,560      $     .34
 Granted . . . . . . . . . . . . . . .     4,250,000   1,600,000      $     .07
 Exercised . . . . . . . . . . . . . .             -           -              -
 Cancelled . . . . . . . . . . . . . .    (1,550,000)   (126,560)     $    (.38)
                                        -------------  ----------     ----------
OPTIONS OUTSTANDING, December 31, 2001     4,500,000   1,600,000      $     .08
                                        -------------  ----------     ----------

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  13  -  STOCK  BASED  COMPENSATION  -  STOCK  OPTIONS  (CONTINUED)

For all options granted during 2000, the weighted average fair value of the grants at market was $.30. The fair value of the 650,000 options issued above and below market was calculated to be $156,251. For all options and warrants granted in 2001, the weighted average fair value of the grants at market was $.05. The fair value of the 5,850,000 options and warrants issued above market was calculated to be $232,864. The weighted average remaining life of all options and warrants as of December 31, 2001, was approximately 2.2 years. At December 31, 2001, all options were fully vested and exercisable.

If not previously exercised, options outstanding at December 31, 2001, will expire as follows:


Year ending.                             Weighted Average     Number of
December 31,  Range of Exercise Prices   Exercise Price       Shares
------------  ------------------------   ----------------    -----------
              High     Low
              -----   -------
2002 . . . .  $ .05  $    .05              $   .05           2,000,000
2003 . . . .  $ .08  $    .08              $   .08           1,000,000
2003 . . . .  $ .22  $    .22              $   .22             250,000
2004 . . . .  $ .03  $    .03              $   .03             600,000
2004 . . . .  $ .10  $    .10              $   .10           1,000,000
Thereafter .  $ .22  $    .22              $   .09           1,250,000
                                                             ---------
                                                             6,100,000
                                                             =========

PRO  FORMA  STOCK-BASED  COMPENSATION  DISCLOSURES

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost of $20,000 has been recognized for grants of options to employees since the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                            Year Ended December 31,
                                                            -----------------------
                                                                      2001          2000
                                                  ------------------------   ------------
Net loss applicable to common stockholders
 As reported . . . . . . . . . . . . . . . . . .  $             (3,407,395)  $(3,398,080)
 Pro forma . . . . . . . . . . . . . . . . . . .                (3,605,273)   (3,398,080)
Net loss share applicable to common stockholders
 As reported . . . . . . . . . . . . . . . . . .  $                   (.04)  $      (.05)
 Pro forma . . . . . . . . . . . . . . . . . . .                      (.04)         (.05)


                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  13  -  STOCK  BASED  COMPENSATION  (CONTINUED)

The fair value of each employee option and warrant granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                           Year Ended December 31,
                           ------------------------
                                              2001   2000
Expected volatility . . .                      194%   215%
                           ------------------------  -----
Risk-free interest rate .                     3.34%  5.75%
Expected dividends. . . .                        -      -
Expected terms (in years)                      2.2    2.0

NOTE  14  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequently, the SEC issued SAB 101B which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, which required the Company to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than the fourth quarter of the year 2000. The Company adopted SAB 101 during the fourth quarter of 2000. The Company believes that the adoption of SAB 101, as amended by SAB
101B, has not had material effect on the financial position, results of operations or cash flows of the Company for the years ended December 31, 2001 and 2000.

 NOTE  15  -  LEASE  OBLIGATIONS

The Company and its subsidiaries have entered into various office and facility leases. The leases are generally subject to a base rent with varying increase provisions as provided for in the leases. Future base rent commitments, during the years ended December 31 under the leases are as follows:

2002      $  164,232
2003         138,446

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  16  -  DISPOSAL  OF  KIOSK  BUSINESS  AND  RELATED  ASSETS

During December 2001, the Company sold its kiosk business and related assets. Consideration received included a warrant in the amount of $100,000 allowing the Company to convert the $100,000 warrant into common stock of the entity that acquired the kiosk business and assets. The warrant is convertible into the number of shares of common stock of the entity based on exchanging the $100,000 for common shares at 75% of market value at any time after December 18, 2001. The Company recorded the value of the warrants at $133,333. In addition to receiving the warrants, the Company loaned the buyer $100,000 and included a financing charge of $50,000 for a total of $150,000. The loan is a convertible note, convertible to common stock on the same basis as the warrants listed above, with interest at 8% and matures June 30, 2002. Because of the financial condition of the buyer, the Company has impaired the value of the warrants in their entirety and provided an allowance for collectibility of the note for $100,000. The remaining $50,000 financing charge has reduced the deferred financing costs obtained in connection with the acquisition of the funds used to make the loan. The $233,000 impairment and allowance have been included in the accompanying Statement of Operations as a part of the loss on disposal of discontinued operations.

NOTE  17  -  CONTINGENT  LIABILITY

During November 2001, the Company terminated the employment of Digital's President. At the time of termination, there were approximately 22 months remaining on his employment agreement. The former President of Digital has, subsequent to December 31, 2001, filed litigation against the Company and its CEO for various matters related to his termination of employment. The complaint does not specify alleged damages. The Company and its legal council believe that there was substantial cause for termination and intends to aggressively defend the litigation. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE  18  -  SUBSEQUENT  EVENTS

On January 9, 2002, the Company issued 925,000 shares of its common stock to an employee in accordance with his employment agreement at $0.05 per share totaling $46,500 representing his accrued compensation at December 31, 2001. On the same date, the Company issued 466,896 shares of the Company's stock converting a portion of Series A convertible debentures.

During January 2002, the Company issued 3,420,476 shares of its common stock for services rendered which had been accrued at December 31, 2001.

During February 2002, the Company entered into a contract with an organization, with which it had prior business experience, to provide investor relations services. The Company agreed to issue a retainer for 2,500,000 shares of a Series A preferred stock valued at $65,000. The agreement also provides that a finder's fee of 5% shall be provided in connection with any capital raised by the organization. The Series A preferred stock was issued March 1, 2002.

On February 27, 2002, the maturity date of $645,882 principal amount of Series A Convertible Debentures was extended to January 1, 2003. In consideration for the extension, the Company issued warrants for the purchase of 1,000,000 shares of Company stock at $0.05 per share until February 22, 2007.