Form 10KSB/A
period 2001-12-31
GO ONLINE NETWORKS CORP
filed 2002-04-26
CIK 1056617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

(2) Mr. Schumacher joined the Company as Chief Financial Officer in July 2001. In November 2001, Mr. Schumacher's position as Chief Financial Officer was terminated.

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

10.77 (11)          Asset  Purchase  Agreement  dated  as  of  December 17, 2001 between Go Online Networks Corporation and ICOA, Inc.
10.78 (11)          Convertible  Note issued by ICOA, Inc. to Go Online Networks
                    Corporation  dated  December  17,  2001.
10.79 (11)          Common  Stock  Purchase  Warrant  issued by ICOA, Inc. to Go
                    Online  Networks  Corporation  dated  December  17,  2001.

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

11) Filed with Go Online's Form 10-KSB filed on April 15, 2002 for the period ended December 31, 2001.

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


Dated:  April  26,  2002               Go  Online  Networks  Corporation

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


March  2,  2002,  except  for  Note  13,which  is  as  of  April  24,  2002.

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

                                                       NON-EMPLOYEE   WEIGHTED
                                                       OPTIONS        AVERAGE
                                        EMPLOYEE       AND            EXERCISE
                                        OPTIONS        WARRANTS       PRICE
                                        -------------  ----------     ----------
OPTIONS OUTSTANDING, December 31, 1999     1,250,000     126,560      $     .28
                                        -------------  ----------     ----------
 Granted . . . . . . . . . . . . . . .       650,000           -      $     .45
 Exercised . . . . . . . . . . . . . .             -           -              -
 Cancelled . . . . . . . . . . . . . .      (100,000)          -      $    (.32)
                                        -------------  ----------     ----------

OPTIONS OUTSTANDING, December 31, 2000     1,800,000     126,560      $     .36
 Granted . . . . . . . . . . . . . . .       250,000   1,600,000      $     .07
 Exercised . . . . . . . . . . . . . .             -           -              -
 Cancelled . . . . . . . . . . . . . .    (1,550,000)   (126,560)     $    (.36)
                                        -------------  ----------     ----------
OPTIONS OUTSTANDING, December 31, 2001       250,000   1,600,000      $     .07
                                        -------------  ----------     ----------

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  13  -  STOCK  BASED  COMPENSATION  -  STOCK  OPTIONS  (CONTINUED)

For all options granted during 2000, the weighted average fair value of the grants at market was $.30. The fair value of the 650,000 options issued above and below market was calculated to be $156,251. For all options and warrants granted in 2001, the weighted average fair value of the grants at market was $.05. The fair value of the 1,850,000 options and warrants issued above market was calculated to be $86,154. The weighted average remaining life of all options and warrants as of December 31, 2001, was approximately 2.8 years. At December 31, 2001, all options were fully vested and exercisable.

If not previously exercised, options outstanding at December 31, 2001, will expire as follows:


Year ending.                             Weighted Average     Number of
December 31,  Range of Exercise Prices   Exercise Price       Shares
------------  ------------------------   ----------------    -----------
              High     Low
              -----   -------
2003 . . . .  $ .22  $    .22              $   .22             250,000
2004 . . . .  $ .03  $    .03              $   .03             600,000
Thereafter .  $ .06  $    .06              $   .06           1,000,000
                                                             ---------
                                                             1,850,000
                                                             =========

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

                                                            Year Ended December 31,
                                                            -----------------------
                                                                      2001          2000
                                                  ------------------------   ------------
Net loss applicable to common stockholders
 As reported . . . . . . . . . . . . . . . . . .  $             (3,407,395)  $(3,398,080)
 Pro forma . . . . . . . . . . . . . . . . . . .                (3,458,563)   (3,398,080)
Net loss share applicable to common stockholders
 As reported . . . . . . . . . . . . . . . . . .  $                   (.04)  $      (.05)
 Pro forma . . . . . . . . . . . . . . . . . . .                      (.04)         (.05)


The pro forma net loss is restated from previously published financial statements resulting from a reduction of the pro forma adjustment of $146,710. The reduction gives effect to a decrease of outstanding options for 4,000,000 shares of stock previously shown as granted in 2001. The options were recorded in error because the board of directors had not approved their issuance.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  13  -  STOCK  BASED  COMPENSATION  (CONTINUED)

The fair value of each employee option and warrant granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                           Year Ended December 31,
                           ------------------------
                                              2001   2000
Expected volatility . . .                      199%   215%
                           ------------------------  -----
Risk-free interest rate .                     2.96%  5.75%
Expected dividends. . . .                        -      -
Expected terms (in years)                      2.9    2.0

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