Form 10QSB
period 2002-03-31
GO ONLINE NETWORKS CORP
filed 2002-05-21
CIK 1056617

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM  10-QSB



            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  March  31,  2002


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


                          5681  Beach  Boulevard,  Suite  101/100
                              Buena  Park,  California  90621
          ----------------------------------------------------------
          (Address  of  principal  executive  offices  including  zip  code)


                              (714)  523-1648
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

                            Yes  X             No___


As of March 31, 2002, the Registrant had 105,853,968 shares of common stock, no par value per share, outstanding.

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


CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002
(UNAUDITED)                                                          F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)                     F-2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED MARCH 31, 2002 AND 2001  (UNAUDITED)                    F-3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                      F-4 to F-6


Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Conditions  and  Results  of
             Operations

Part  II.  Other  Information

                          GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)


                            ASSETS
                            ------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $    500,938
Accounts receivable, net of allowance
   for doubtful accounts of $7,647 . . . . . . . .       302,404
Inventories. . . . . . . . . . . . . . . . . . . .     1,296,085
Prepaid expenses and other current assets. . . . .         4,404
Deferred refurbishing expenses . . . . . . . . . .       108,885
                                                    -------------
Total Current Assets . . . . . . . . . . . . . . .     2,212,716
                                                    -------------

OTHER ASSETS
Property and equipment, net of
   accumulated depreciation of $318,974. . . . . .       116,602
Other assets - deposits. . . . . . . . . . . . . .        82,711
Deferred financing costs . . . . . . . . . . . . .       119,551
                                                    -------------
Total Other Assets . . . . . . . . . . . . . . . .       318,864
                                                    -------------


TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $  2,531,580
                                                    =============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
           ----------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses. . . . . . .  $  2,339,842
Accrued interest payable . . . . . . . . . . . . .       374,349
Accrued lease obligations. . . . . . . . . . . . .         9,450
Advance from and accrued
   expenses due to officer . . . . . . . . . . . .       374,083
Current portion of convertible notes
   and debentures. . . . . . . . . . . . . . . . .     1,805,000
Advances payable . . . . . . . . . . . . . . . . .       950,000
Notes payable. . . . . . . . . . . . . . . . . . .       156,191
                                                    -------------
Total Current Liabilities. . . . . . . . . . . . .     6,008,915

CONVERTIBLE NOTES AND DEBENTURES,
NET OF CURRENT PORTION . . . . . . . . . . . . . .       750,000
                                                    -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . .     6,758,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock,
   $0.001 par value, 10,000,000 shares authorized,
   3,728,333 outstanding . . . . . . . . . . . . .         3,728
Series B Convertible Preferred Stock,
   $100 par value, 2000 shares authorized,
   2000 outstanding. . . . . . . . . . . . . . . .       200,000
Common stock, $0.001 par value,
   200,0000,000 shares authorized,
   105,853,968 shares issued and outstanding . . .       105,854
Outstanding common stock warrants. . . . . . . . .        30,000
Additional paid in capital . . . . . . . . . . . .    11,023,866
Accumulated deficit. . . . . . . . . . . . . . . .   (15,590,783)
                                                    -------------
Total Stockholders' Deficiency . . . . . . . . . .    (4,227,335)
                                                    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . .  $  2,531,580
                                                    =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                                March 31, 2002    March 31, 2001
                                                ----------------  ----------------

REVENUES
Sales and other revenue. . . . . . . . . . . .  $     3,796,505   $       800,470

Less: cost of goods sold . . . . . . . . . . .        2,999,239           752,693
                                                ----------------  ----------------

Gross profit . . . . . . . . . . . . . . . . .          797,266            47,777
                                                ----------------  ----------------

OPERATING EXPENSES
Amortization and depreciation. . . . . . . . .           21,115            30,211
Rent . . . . . . . . . . . . . . . . . . . . .           44,411            22,758
Legal and professional fees. . . . . . . . . .          180,936             9,898
Contract services, salaries and
   payroll taxes . . . . . . . . . . . . . . .          241,102           101,484
General and administrative . . . . . . . . . .          119,611            54,278
                                                ----------------  ----------------
Total Operating Expenses . . . . . . . . . . .          607,175           218,629
                                                ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . .          190,091          (170,852)
                                                ----------------  ----------------

OTHER INCOME (EXPENSE)
Interest expense . . . . . . . . . . . . . . .          (79,312)          (61,372)
Other income (expense) . . . . . . . . . . . .            4,149                 -
                                                ----------------  ----------------
                                                        (75,163)          (61,372)
                                                ----------------  ----------------

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS. . . . . . . . . . . . .          114,928          (232,224)

DISCONTINUED OPERATIONS:
Loss from discontinued operations. . . . . . .                -          (577,796)
                                                ----------------  ----------------

NET INCOME (LOSS). . . . . . . . . . . . . . .  $       114,928   $      (810,020)
                                                ================  ================

INCOME (LOSS) PER COMMON SHARE - BASIC . . . .  $           .00   $          (.01)
                                                ================  ================

INCOME (LOSS) PER COMMON SHARE - DILUTED . . .  $           .00   $          (.01)
                                                ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC. .      103,436,156        89,183,308
                                                ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED.      200,249,176        89,183,308
                                                ================  ================



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                        For the Three     For the Three
                                                                        Months Ended      Months Ended
                                                                        March 31, 2002    March 31, 2001
                                                                        ----------------  ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $       114,928   $      (810,020)
Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
Amortization and depreciation. . . . . . . . . . . . . . . . . . . . .           21,115           110,892
Amortization of deferred financing costs . . . . . . . . . . . . . . .           19,005                 -
Write-off of equipment . . . . . . . . . . . . . . . . . . . . . . . .            2,349                 -
Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .            3,191                 -
Beneficial conversion of common
   and preferred shares. . . . . . . . . . . . . . . . . . . . . . . .           32,922                 -
Stock issued in lieu of salaries . . . . . . . . . . . . . . . . . . .           97,064                 -
Stock issued for services. . . . . . . . . . . . . . . . . . . . . . .          144,376           294,047
(Increase) in accounts receivable. . . . . . . . . . . . . . . . . . .          (72,161)          (96,458)
(Increase) in inventory. . . . . . . . . . . . . . . . . . . . . . . .         (379,268)         (279,134)
(Increase) decrease in prepaid expenses
   and other current assets. . . . . . . . . . . . . . . . . . . . . .           (1,648)            1,546
(Increase) in deferred refurbishing
   expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (55,003)                -
(Increase) in other assets - deposits. . . . . . . . . . . . . . . . .          (50,000)                -
Increase in accounts payable and
   accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          422,924           373,492
Increase in accrued interest payable . . . . . . . . . . . . . . . . .           59,560                 -
                                                                        ----------------  ----------------
Net Cash Provided By (Used In)
   Operating Activities. . . . . . . . . . . . . . . . . . . . . . . .          359,354          (405,635)
                                                                        ----------------  ----------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investments in equipment . . . . . . . . . . . . . . . . . . . . . . .                -             6,035
                                                                        ----------------  ----------------
Net Cash Provided By
   Investing Activities. . . . . . . . . . . . . . . . . . . . . . . .                -             6,035
                                                                        ----------------  ----------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Repayment on loan from officer . . . . . . . . . . . . . . . . . . . .          (33,305)                -
Advances payable . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           375,000
Payment on leases. . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,029)                -
                                                                        ----------------  ----------------
Net Cash (Used In) Provided
   By Financing Activities . . . . . . . . . . . . . . . . . . . . . .          (38,334)          375,000
                                                                        ----------------  ----------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . .          321,020           (24,600)

CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . .          179,918            43,332
                                                                        ----------------  ----------------

CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .  $       500,938   $        18,732
                                                                        ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

Common stock issued for payment
   on convertible debt . . . . . . . . . . . . . . . . . . . . . . . .  $        87,114   $             -
                                                                        ================  ================




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------     -----------------------------------------------------------------

The condensed consolidated financial statements included herein have been prepared by Go Online Networks Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. Go Online Networks Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and the accompanying notes thereto included in the Company's 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Go Online Networks Corporation later in the year.

The management of Go Online Networks Corporation believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. All material inter-company accounts have been eliminated in consolidation.

NOTE  2     OPERATIONS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION
-------     ----------------------------------------------------------

During the quarter ended December 31, 2001, the Company divested all of its internet holdings and is focusing its entire corporate resources on developing its computer services division.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a working capital deficiency of $3,796,199, an accumulated deficit of $15,590,783 and a stockholders' deficiency of $4,227,335. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)


NOTE  3     ISSUANCE  OF  STOCK
-------     -------------------

During the three months ended March 31, 2002, the Company issued 6,293,852 shares of its common stock for services, salaries and payment towards accrued interest on its convertible debt. Included in the amount above, the Company issued 1,935,876 shares to holders of its Series A Convertible Debentures representing a total payment of approximately $87,000 on the accrued interest payable on the Debentures. Fair value of the common stock issued during the three months ended totaled approximately $238,875.

During the three months ended March 31, 2002, the Company issued 3,065,000 shares of its Series A Convertible Preferred Stock for services and salaries. Included in the total Series A Convertible Preferred Stock issued was 2,500,000 issued to a financial public relations services firm representing a total payment of approximately $75,000. Fair value of the preferred stock issued during the three months ended totaled approximately $122,600.

NOTE  4     STOCKHOLDERS'  EQUITY
-------     ---------------------

On February 27, 2002, the maturity date of $645,882 principal amount of Series A Convertible Debentures was extended to January 1, 2003. In consideration for the extension, the Company issued warrants for the purchase of 1,000,000 shares of Company stock at $0.05 per share until February 22, 2007.

NOTE  5     SEGMENT  REPORTING
-------     ------------------

The Company's business is organized, managed and internally reported as a single segment. All revenues except of immaterial amounts are derived from computer refurbishment in the United States.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)


NOTE  6     BASIC  AND  DILUTED  EARNINGS  PER  SHARE
-------     -----------------------------------------

Basic and diluted earnings per share for the three months ended March 31, 2002 are computed as follows:

                                                                     For the Three Months Ended
                                                                                    March 31
                                                                                  2002         2001
                                                           ---------------------------  ------------
Basic:
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $                   114,928  $  (810,020)
                                                           ===========================  ============

Weighted average shares outstanding . . . . . . . . . . .                  103,436,156   89,183,308
                                                           ===========================  ============
Basic earnings (loss) per share . . . . . . . . . . . . .  $                      0.00  $     (0.01)
                                                           ===========================  ============
Diluted:
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $                   114,928  $  (810,020)
Interest expense add back . . . . . . . . . . . . . . . .                       79,312            -
                                                           ---------------------------  ------------
Adjusted net income (loss). . . . . . . . . . . . . . . .  $                   194,240  $  (810,020)
                                                           ---------------------------  ------------

Weighted average shares outstanding . . . . . . . . . . .                  103,436,156   89,183,308
Plus:
Conversion of preferred stock - Series A to common stock.                    1,582,833            -
Conversion of preferred stock - Series B to common stock.                    5,882,353            -
Conversion of debt to common stock. . . . . . . . . . . .                   89,277,246            -
Dilutive effect of outstanding options. . . . . . . . . .                       70,588            -

Diluted weighted average common shares. . . . . . . . . .                  200,249,176   89,183,308
                                                           ===========================  ============
Diluted earnings per share. . . . . . . . . . . . . . . .  $                      0.00  $     (0.01)
                                                           ===========================  ============




NOTE  7     SUBSEQUENT  EVENT
-------     -----------------

On April 9, 2002, the Company issued 1,379,310 shares of common stock to holders of its Series A Convertible Debentures representing a total payment of approximately $40,000 on the principal and accrued interest of the Debentures.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Our net income during the three months ended March 31, 2002 was $114,928, compared to a net loss of ($810,020) for the same period in 2001. The profitability increase is primarily attributable to a substantial increase in sales at Digital West, together with the elimination of our internet kiosk division and our Go-Online internet commerce division. Our net income also was directly impacted by a charge against income from discontinued operations during the three months ended March 31, 2001 of $577,796.

     Gross profit was $797,266 for the three months ended March 31, 2002 compared to a gross profit of $47,777 for the three months ended March 31, 2001. This result is directly attributable to Digital West as a result of increased sales at Digital West while maintaining the same fixed costs.

     Revenues were $3,796,505 for the three months ended March 31, 2002, compared to $800,470 for the three months ended March 31, 2001, an increase of approximately 374%. This increase is once again a result of our acquisition of Digital West and its increased impact on our sales and revenues.

     Our expenses increased from $218,629 for the three months ended March 31, 2001 to $607,175 for the three months ended March 31, 2002, as a result of increased salaries, legal fees and general and administrative costs associated with the increased operation at Digital West.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2002, we had total assets of $2,531,580, compared to $1,698,141 as of December 31, 2001. This increase was attributable to an increase in our available cash of more than $300,000 and an increase in inventory and other assets at Digital West.

     Our current liabilities increased from $4,630,998 at December 31, 2001 to $6,008,915 at March 31, 2002, due primarily to an increase in the current portion of convertible notes and debentures which we have outstanding. Total liabilities increased less significantly, from $6,401,880 as of December 31, 2001 to $6,758,915 as of March 31, 2002.

     At March 31, 2002, our stockholders' deficit was $4,227,335 as compared to $4,703,739 at December 31, 2001, an improvement of approximately $476,000.

     The Company made no material capital expenditures during the quarter ended March 31, 2002.

     On December 18, 2001, in connection with the sale of our kiosk division to ICOA, Inc., we issued a $250,000, 8% convertible note due December 18, 2003 to Laurus Master Fund, Ltd. In addition, we were given a common stock purchase warrant to purchase 600,000 shares of ICOA, Inc.'s common stock at an adjustable purchase price, currently $0.0034 per share. The conversion price for the December 2001 convertible debenture is the lesser of $0.00254 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The conversion price for the May 2001 convertible debenture is the lesser of $0.004392 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The exercise price for the December 2001 warrant is the lesser of $0.0034. The exercise price for the May 2001 warrant is the lesser of $0.006196. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%. The number of shares of common stock issuable upon conversion of the December and May 2001 convertible debentures and the exercise of the December and May 2001 warrants is 37,850,000, based on a conversion price of .0024 per share. We are required to register with the SEC on Form SB-2 200% of this amount, which equals 74,100,000 shares of common stock. The actual conversion price will depend on the market price of our common stock prior to the conversion.

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

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  2     CHANGES  IN  SECURITIES

     On January 9, 2002, the Company issued 925,000 shares of its common stock to Joseph Naughton in accordance with his employment agreement at $0.05 per share totaling $46,500 representing his accrued compensation at December 31, 2001.

     On January 9, 2002, the Company issued 466,896 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $30,000 on the principal of the Debentures.

     During January 2002, the Company issued 3,420,476 shares of its common stock for services rendered which had been accrued at December 31, 2001.

     On February 20, 2002, the Company issued 1,481,480 shares of its common stock to holders of its Series A Convertible Debentures representing a total payment of $40,000 on the principal of the Debentures.

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

     On March 1, 2002, the Company issued a total of 565,000 shares of Series A Preferred stock to four employees in consideration for services rendered.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

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

Dated:          May 20, 2002            Go  Online  Networks Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman, Chief Operating and
                                        Financial Officer and Director