Form 10QSB
period 2002-06-30
GO ONLINE NETWORKS CORP
filed 2002-08-14
CIK 1056617

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM  10-QSB



            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  June  30,  2002


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

                            Yes  X             No___


As of June 30, 2002, the Registrant had 109,748,142 shares of common stock, no par value per share, outstanding.

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


CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002
(UNAUDITED)                                                          F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)              F-2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2002 AND 2001  (UNAUDITED)                     F-3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                      F-4 to F-6


Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Conditions  and  Results  of
             Operations

Part  II.  Other  Information

                          GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2002
                                 --------------
                                   (UNAUDITED)




                         ASSETS
                         ------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . .  $    368,852
Accounts receivable, net of allowance
for doubtful accounts of $1,105. . . . . .       155,753
Inventories. . . . . . . . . . . . . . . .       683,785
Prepaid expenses and other current assets.           800
Deferred refurbishing expenses . . . . . .        63,215
                                            -------------
Total Current Assets . . . . . . . . . . .     1,272,405
                                            -------------

PROPERTY AND EQUIPMENT,
NET OF ACCUMULATED DEPRECIATION
OF $336,462. . . . . . . . . . . . . . . .        98,134
                                            -------------

OTHER ASSETS
Other assets - deposits. . . . . . . . . .        32,000
Deferred financing costs . . . . . . . . .       100,546
                                            -------------
Total Other Assets . . . . . . . . . . . .       132,546
                                            -------------

TOTAL ASSETS . . . . . . . . . . . . . . .  $  1,503,085
                                            =============

        LIABILITIES AND STOCKHOLDERS'DEFICIENCY
        ---------------------------------------

CURRENT LIABILITIES
Accounts payable and
accrued expenses . . . . . . . . . . . . .  $  1,314,533
Accrued lease obligations. . . . . . . . .         3,216
Accrued interest payable . . . . . . . . .       349,784
Current portion of convertible
notes and debentures . . . . . . . . . . .     2,291,272
Advance from and accrued
expenses due to officer. . . . . . . . . .       348,083
Advances payable . . . . . . . . . . . . .       950,000
Notes payable and accrued
interest thereon . . . . . . . . . . . . .       157,976
                                            -------------
Total Current Liabilities. . . . . . . . .     5,414,864
                                            -------------

CONVERTIBLE NOTES AND DEBENTURES,
NET OF CURRENT PORTION . . . . . . . . . .       250,000
                                            -------------

TOTAL LIABILITIES. . . . . . . . . . . . .  $  5,664,864
                                            -------------


STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock,
0.001 par value, 10,000,000 shares
authorized, 3,709,559 outstanding. . . . .         3,709
Series B Convertible Preferred Stock,
100 par value, 2000 shares
authorized 2000 outstanding. . . . . . . .       200,000
Common stock, $0.001 par value,
200,0000,000 shares authorized,
109,748,142 shares issued and outstanding.       109,748
Outstanding common stock warrants. . . . .        30,000
Additional paid in capital . . . . . . . .    11,114,008
Accumulated deficit. . . . . . . . . . . .   (15,594,244)
Less preferred stock issued
for services . . . . . . . . . . . . . . .       (25,000)
                                            -------------
Total Stockholders' Deficiency . . . . . .    (4,161,779)
                                            -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY . . . . . . . . .  $  1,503,085
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

                                For the Three    For the Three    For the Six      For the Six
                                Months Ended     Months Ended     Months Ended     Months Ended
                                June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                ---------------  ---------------  ---------------  ---------------

REVENUES
Sales and other revenue. . . .  $    2,741,575   $    1,656,782   $    6,538,080   $    2,457,252

Less: cost of goods sold . . .       2,321,500        1,591,162        5,320,739        2,343,855
                                ---------------  ---------------  ---------------  ---------------

GROSS PROFIT . . . . . . . . .         420,075           65,620        1,217,341          113,397
                                ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES
Contract services, salaries
and payroll taxes. . . . . . .         118,112           97,360          359,415          198,845
Legal and professional fees. .          67,715            4,000          248,650           13,898
General and administrative . .         106,551           74,973          225,962          129,251
Rent . . . . . . . . . . . . .          40,661           27,759           85,072           50,516
Amortization and depreciation.          17,666           21,740           38,781           51,951
                                ---------------  ---------------  ---------------  ---------------
Total Operating Expenses . . .         350,705          225,832          957,880          444,461
                                ---------------  ---------------  ---------------  ---------------

INCOME (LOSS)
FROM OPERATIONS. . . . . . . .          69,370         (160,212)         259,461         (331,064)
                                ---------------  ---------------  ---------------  ---------------

OTHER (EXPENSE)
INCOME
Interest expense . . . . . . .         (76,850)         (63,068)        (156,162)        (124,440)
Other income . . . . . . . . .           4,019          121,774            8,168          121,774
                                ---------------  ---------------  ---------------  ---------------
Total Other (Expense)
Income . . . . . . . . . . . .         (72,831)          58,706         (147,994)          (2,666)
                                ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) FROM
CONTINUING OPERATIONS. . . . .          (3,461)        (101,506)         111,467         (333,730)

DISCONTINUED OPERATIONS:
Loss from discontinued
operations . . . . . . . . . .               -         (342,508)               -         (920,304)
                                ---------------  ---------------  ---------------  ---------------

NET (LOSS) INCOME. . . . . . .  $       (3,461)  $     (444,014)  $      111,467   $   (1,254,034)
                                ===============  ===============  ===============  ===============

(LOSS) PER COMMON
SHARE - BASIC. . . . . . . . .  $            -   $            -   $            -   $        (0.01)
                                ===============  ===============  ===============  ===============

(LOSS) PER COMMON
SHARE - DILUTED. . . . . . . .  $            -   $            -   $            -   $        (0.01)
                                ===============  ===============  ===============  ===============

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC. . . . . .     108,007,138       94,243,328      105,734,274       91,320,560
                                ===============  ===============  ===============  ===============

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED. . . . .     219,194,614       94,243,328      203,555,175       91,320,560
                                ===============  ===============  ===============  ===============



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

                                          For the Six      For the Six
                                          Months Ended     Months Ended
                                          June 30, 2002    June 30, 2001
                                          ---------------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . .  $      111,467   $   (1,254,034)
Adjustments to reconcile
net income (loss) to net cash
provided by (used in)
operating activities:
Amortization and depreciation. . . . . .          38,781          219,409
Amortization of deferred
financing costs. . . . . . . . . . . . .          38,010                -
Write-off of equipment . . . . . . . . .           2,349                -
Gain on sale of equipment. . . . . . . .          (2,298)               -
Provision for doubtful accounts. . . . .             908                -
Stock issued in lieu of salaries . . . .         102,714                -
Stock and common stock warrants
issued for services. . . . . . . . . . .         144,376          536,054
(Increase) decrease in
accounts receivable. . . . . . . . . . .          76,773         (243,897)
(Increase) decrease in
inventory. . . . . . . . . . . . . . . .         233,031         (792,531)
(Increase) decrease in
prepaid expenses and
other current assets . . . . . . . . . .           1,957           (9,812)
(Increase) in deferred
refurbishing expenses. . . . . . . . . .          (9,333)         (61,200)
(Increase) decrease in
other assets - deposits. . . . . . . . .             711          (56,109)
Increase (decrease) in
accounts payable and
accrued expenses . . . . . . . . . . . .        (602,385)       1,094,002
Increase in accrued
interest payable . . . . . . . . . . . .         119,341                -
                                          ---------------  ---------------
Net Cash Provided By
(Used In) Operating Activities . . . . .         256,402         (568,118)
                                          ---------------  ---------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Proceeds from the sale
of equipment . . . . . . . . . . . . . .           3,100            5,174
                                          ---------------  ---------------
Net Cash Provided By
Investing Activities . . . . . . . . . .           3,100            5,174
                                          ---------------  ---------------

CASH FLOWS FROM
FINANCING ACTIVITIES:


Repayment of loan
from officer . . . . . . . . . . . . . .         (59,305)         (39,126)
Repayment of convertible
debentures and loans . . . . . . . . . .               -          (75,000)
Proceeds from loans and
convertible debentures . . . . . . . . .               -          878,588
Proceeds from the issuance
of common stock. . . . . . . . . . . . .               -           75,000
Payment on leases. . . . . . . . . . . .         (11,263)               -
                                          ---------------  ---------------
Net Cash (Used In) Provided
By Financing Activities. . . . . . . . .         (70,568)         839,462
                                          ---------------  ---------------

NET INCREASE IN CASH . . . . . . . . . .         188,934          276,518

CASH - BEGINNING OF PERIOD . . . . . . .         179,918           43,332
                                          ---------------  ---------------

CASH - END OF PERIOD . . . . . . . . . .  $      368,852   $      319,850
                                          ===============  ===============

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND
FINANCING ACTIVITY:

Conversion of Series A -
Preferred Stock to Common Stock. . . . .  $           19   $            -
                                          ===============  ===============
Common stock issued for payment
of principal on convertible debt . . . .  $       13,728   $            -
                                          ===============  ===============
Common stock issued for payment
of accrued interest on convertible debt.  $      169,675   $            -
                                          ===============  ===============



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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a working capital deficiency of $4,142,459, an accumulated deficit of $15,594,244 and a stockholders' deficiency of $4,161,779. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE  3     ISSUANCE  OF  STOCK
-------     -------------------

During the six months ended June 30, 2002, the Company issued 10,169,252 shares of its common stock for services, salaries and payment towards principal and accrued interest on its convertible debt. Included in the amount above, the Company issued 4,982,032 shares to holders of its Convertible Debentures representing a total payment of approximately $170,000 on the accrued interest payable on the Debentures and 829,244 shares representing a total payment of $13,728 on the principle portion of the convertible debenture. A holder of Series A Convertible Preferred Stock converted 18,774 shares of Series A Convertible Preferred Stock into common stock during the six months ended June 30, 2002. Fair value of the common stock issued during the three months ended totaled approximately $330,621.

During the six months ended June 30, 2002, the Company issued 3,065,000 shares of its Series A Convertible Preferred Stock for services and salaries. Included in the total Series A Convertible Preferred Stock issued was 2,500,000 issued to a financial public relations services firm representing a total payment of approximately $75,000 for services to be performed throughout fiscal year 2002. Fair value of the preferred stock issued during the three months ended totaled approximately $122,600.

NOTE  4     STOCKHOLDERS'  EQUITY
-------     ---------------------

On February 27, 2002, the Company received an extension of the due date on $645,882 principal of its Series A Convertible Debenture to January 1, 2003. In consideration for the extension, the Company issued warrants for the purchase of 1,000,000 shares of Company stock at $0.05 per share until February 22, 2007. Using the Black-Scholes model, the warrants have an estimated value of $0, using the following assumptions; no annual dividend, volatility of 3.8%, risk-free interest rate of 4.22% and a term of five years.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)


NOTE  6     BASIC  AND  DILUTED  EARNINGS  PER  SHARE
-------     -----------------------------------------

Basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 are computed as follows:




                                                       For the Three Months              For the Six Months
                                                          Ended June 30                     Ended June 30
                                                       2002                  2001           2002         2001
                                      ---------------------   --------------------  ------------  ------------
Basic:
Net income (loss). . . . . . . . . .  $              (3,461)  $          (444,014)  $    111,467  $(1,254,034)
                                      =====================   ====================  ============  ============

Weighted average shares outstanding.            108,007,138            94,243,328    105,734,274   91,320,560
                                      =====================   ====================  ============  ============
Basic earnings (loss)
per share. . . . . . . . . . . . . .  $               (0.00)  $             (0.00)  $       0.00  $     (0.01)
                                      =====================   ====================  ============  ============
Diluted:
Net income (loss). . . . . . . . . .  $              (3,461)  $          (444,014)  $    111,467  $(1,254,034)
Interest expense add
back . . . . . . . . . . . . . . . .                 76,850                63,068        156,162      124,440
                                      ---------------------   --------------------  ------------  ------------
Adjusted net income
(loss) . . . . . . . . . . . . . . .  $              73,389   $          (380,946)  $    267,629  $(1,129,594)
                                      ---------------------   --------------------  ------------  ------------

Weighted average shares
outstanding. . . . . . . . . . . . .            108,007,138            94,243,328    105,734,274   91,320,560
Plus:
Conversion of preferred stock -
Series A to common stock . . . . . .              3,727,920                     -      2,661,302            -
Conversion of preferred stock -
Series B to common stock . . . . . .              6,666,667                     -      5,882,353            -
Conversion of debt to common
stock. . . . . . . . . . . . . . . .            100,792,889                     -     89,277,246            -
Dilutive effect of outstanding
options. . . . . . . . . . . . . . .                      -                     -              -            -
                                      ---------------------   --------------------  ------------  ------------

Diluted weighted average
common shares. . . . . . . . . . . .            219,194,614            94,243,328    203,555,175   91,320,560
                                      =====================   ====================  ============  ============
Diluted earnings per share . . . . .  $                0.00   $             (0.00)  $       0.00  $     (0.01)
                                      =====================   ====================  ============  ============


NOTE  7     SUBSEQUENT  EVENT
-------     -----------------

On July 2, 2002, the Company issued 50,000 shares of common stock to holders of its Convertible Debentures representing a payment of approximately $890 on the principal and accrued interest of the Convertible Debentures.

On July 2, 2002, the Company entered into a security agreement with its major vendor, which grants a security interest in all the assets purchased from the major vendor.

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Our net income during the six months ended June 30, 2002 was $111,467, compared to a net loss of ($1,254,034) for the same period in 2001. The profitability increase is primarily attributable to a substantial increase in sales at Digital West, together with the elimination of our internet kiosk division and our Go-Online internet commerce division. Our net income also was directly impacted by a charge against income from discontinued operations during the six months ended June 30, 2001 of $920,304.

Gross profit was $1,217,341 for the six months ended June 30, 2002 compared to a gross profit of $113,397 for the six months ended June 30, 2001. This result is directly attributable to Digital West as a result of increased sales at Digital West while maintaining stringent controls over fixed costs.

Revenues were $6,538,080 for the six months ended June 30, 2002, compared to $2,457,252 for the six months ended June 30, 2001, an increase of approximately 166%. This increase is once again a result of our acquisition of Digital West and its increased impact on our sales and revenues.

Our expenses increased from $444,461 for the six months ended June 30, 2001 to $957,880 for the six months ended June 30, 2002, as a result of increased salaries, legal fees and general and administrative costs associated with the increased operation at Digital West.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of June 30, 2002,  we had total assets of $1,503,085, compared to $1,698,141
as  of  December  31, 2001.   This  minor  decrease was attributable to sales of
inventory  at  Digital  West.

Our current liabilities increased from $4,630,998 at December 31, 2001 to $5,414,864 at June 30, 2002, due primarily to an increase in the current portion of convertible notes and debentures which we have outstanding. Total liabilities actually decreased, from $6,401,880 as of December 31, 2001 to $5,664,864 as of June 30, 2002.

At June 30, 2002, our stockholders' deficit was $4,161,779 as compared to $4,703,739 at December 31, 2001, an improvement of approximately $541,950.

We made no material capital expenditures during the quarter ended June 30, 2002.

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

2. we will pay to the fund manager 10% of the aggregate gross proceeds from the exercise of the warrants issued to Laurus Master Fund; and

3. we have agreed to incur certain penalties if we do not deliver shares of our common stock to the investor within three business days after they submit to us a conversion notice.

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

On February 27, 2002, the maturity date of $645,882 principal amount of Series A Convertible Debentures was extended to January 1, 2003. In consideration for the extension, we issued warrants for the purchase of 1,000,000 shares of our common stock at $0.05 per share until February 22, 2007.

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

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  2     CHANGES  IN  SECURITIES

During the six months ended June 30, 2002, the Company issued 10,169,252 shares of its common stock for services, salaries and payment towards principal and accrued interest on its convertible debt. Included in the amount above, the Company issued 4,982,032 shares to holders of its Convertible Debentures representing a total payment of approximately $170,000 on the accrued interest payable on the Debentures and 829,244 shares representing a total payment of $13,728 on the principle portion of the convertible debenture. A holder of Series A Convertible Preferred Stock converted 18,774 shares of Series A Convertible Preferred Stock into common stock during the six months ended June 30, 2002. Fair value of the common stock issued during the three months ended totaled approximately $330,621.

During the six months ended June 30, 2002, the Company issued 3,065,000 shares of its Series A Convertible Preferred Stock for services and salaries. Included in the total Series A Convertible Preferred Stock issued was 2,500,000 issued to a financial public relations services firm representing a total payment of approximately $75,000 for services to be performed throughout fiscal year 2002. Fair value of the preferred stock issued during the three months ended totaled approximately $122,600.


ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

Not applicable

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

ITEM  5     OTHER  INFORMATION

None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a)  EXHIBITS

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Dated:          August 14, 2002         Go  Online  Networks Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman, Chief Operating and
                                        Financial Officer and Director