Form 10KSB/A
period 2001-12-31
GO ONLINE NETWORKS CORP
filed 2002-09-09
CIK 1056617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Item  7          Financial  Statements.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 9, 2002              Go Online Networks Corporation

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033


March 2, 2002, except for Note 13,which is as of April 24, 2002.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                                    December 31,
                                                                                      ------------------- -- -------------------
                                                                                             2001                   2000
                                                                                      -------------------    -------------------
Current assets
   Cash and cash equivalents                                                                  179,918     $           43,332
   Accounts receivable, net of allowance for doubtful accounts
     of $5,652 in 2001 and $1,703 in 2000                                                     233,434                 61,241
   Inventories                                                                                916,817                127,961
   Prepaid expenses and other current items                                                     2,757                  7,370
   Deferred refurbishing expenses                                                              53,882                     --
   Accounts receivable-Retronics, Inc. (Note 7)                                                    --                     --
                                                                                      -------------------    -------------------

         Total current assets                                                               1,386,808                239,904

Designs and trademarks - net of accumulated amortization
   of $30,536 in 2000                                                                              --                 19,464
Property and equipment, net of accumulated depreciation of
   $297,860 in 2001 and $814,253 in 2000                                                      140,066                652,017
Other assets - deposits                                                                        32,711                 22,485
Goodwill - net of amortization of  $83,393 in 2000 (Note 6)                                        --                938,047
Deferred financing costs                                                                      138,556                     --
                                                                                      -------------------    -------------------

         Total assets                                                                       1,698,141     $        1,871,917
                                                                                      ===================    ===================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
   Accounts payable and accrued expenses                                                    1,916,919     $          705,987
   Accrued interest payable                                                                   403,738                154,188
   Notes payable (Note 9)                                                                     154,356                143,643
   Advances from and accrued expenses due to officer (Note 2)                                 407,388                388,144
   Accrued lease obligations                                                                   14,479                 35,794
   Current portion of convertible notes and debentures                                        784,118              1,000,000
   Advances payable                                                                           950,000                950,000
                                                                                      -------------------    -------------------

         Total current liabilities                                                          4,630,998              3,377,756

Convertible notes and debentures net of current portion (Note 10 and 11)                    1,770,882                550,000
                                                                                      -------------------    -------------------

         Total liabilities                                                                  6,401,880              3,927,756
                                                                                      -------------------    -------------------

Commitments and contingencies
   (Notes 1,6,7,9,10,11,13,14,15,17 and 18)                                                        --                     --

Stockholders' (deficit): (Notes 1,3,4 and 18)
   Series A Convertible Preferred Stock, $0.001 par value,
     10,000,000 shares authorized, 663,333 outstanding                                            663                    663
   Series B Convertible Preferred Stock, $100 par value,
     2,000 shares authorized, 2,000 shares issued and
     outstanding                                                                              200,000                200,000
   Common stock $0.001 par value, 200,000,000 shares authorized,
     99,560,116 and 86,260,393 shares issued at December 31, 2001,
     and 2000 respectively                                                                     99,560                 86,260
   Outstanding common stock warrants                                                           30,000                 30,000
   Paid in capital                                                                         10,671,749              9,925,554
   Accumulated (deficit)                                                                  (15,705,711)           (12,298,316)
                                                                                      -------------------    -------------------

         Total stockholders' (deficit)                                                     (4,703,739)            (2,055,839)
                                                                                      -------------------    -------------------

                  Total liabilities and stockholders' (deficit)                             1,698,141     $        1,871,917
                                                                                      ===================    ===================

                 The accompanying notes are an integral part of
                                these statements.

                      Consolidated Statements of Operations

                                                                                          Year Ended December 31,
                                                                                -------------------- -- --------------------
                                                                                       2001                    2000
                                                                                                        (Restated - Note 1)
                                                                                --------------------    --------------------

Sales and other revenues                                                                5,425,391    $          725,664
Refurbishing fee income                                                                   703,164                72,932
                                                                                --------------------    --------------------
                                                                                        6,128,555               798,596
                                                                                --------------------    --------------------

     Less:  Cost of goods sold                                                          4,890,953               653,097
     Less:  Cost of refurbishing                                                          760,739                80,225
                                                                                --------------------    --------------------
                                                                                        5,651,692               733,322
                                                                                --------------------    --------------------
Gross Profit                                                                              476,863                65,274
                                                                                --------------------    --------------------
Expenses:
     Amortization                                                                         188,991                83,393
     Depreciation                                                                          95,372                21,422
     Rent                                                                                 148,222                85,375
     Legal and professional fees                                                          269,178               469,994
     Contract services, salaries and payroll taxes                                        710,157               729,271
     Other                                                                                492,362               170,291
                                                                                --------------------    --------------------
          Total expenses                                                                1,904,282             1,559,746
                                                                                --------------------    --------------------
(Loss) from continuing operations                                                      (1,427,419)           (1,494,472)

Other income and expense:
     Interest income                                                                           --                     4
     Interest expense                                                                    (323,834)             (165,122)
     Write off of goodwill (Note 6)                                                      (749,055)                   --
     Expense for public reporting                                                              --              (450,000)
     Debenture financing expenses                                                         (42,628)                   --
                                                                                --------------------    --------------------

(Loss) from continuing operations                                                      (2,542,936)           (2,109,590)
                                                                                --------------------    --------------------

Discontinued operations: (Note 16)
     (Loss) from discontinued operations                                                 (544,939)           (1,288,490)
     (Loss) on disposal of discontinued operations                                       (319,520)                   --
                                                                                --------------------    --------------------

Net (loss)                                                                   $         (3,407,395)   $       (3,398,080)
                                                                                ====================    ====================

(Loss) per common share from continuing operations                           $                       $                (.03)
                                                                                (.03)
                                                                                ====================    ====================
(Loss) per common share from discontinued operations                         $                       $                (.01)
                                                                                (.01)
                                                                                ====================    ====================
Total (loss) per common share                                                $                       $                (.04)
                                                                                (.04)
                                                                                ====================    ====================
Weighted number of shares outstanding                                                  92,910,230            83,621,312
                                                                                ====================    ====================


                 The accompanying notes are an integral part of
                                these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                Consolidated Statement of Stockholders' (Deficit)

                                                   Series A Convertible         Series B Convertible
                                                     Preferred Stock               Preferred Stock              Common Stock
                                              -----------    -----------    -----------   -----------   -----------    -----------
                                                   Shares       Amount          Shares       Amount       Shares          Amount
                                              -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 1999 (Restated) ...       499,333    $       499           --     $      --      75,181,843    $    75,182
Common stock issued for the ...............          --             --             --            --
   acquisition of Westlake Capital
   Corporation and related services .......          --             --             --            --       4,275,000          4,275
Common stock issued for cash ..............          --             --             --            --       2,500,000          2,500
Common stock issued for consulting services       150,000            150           --            --       1,735,000          1,735
Common stock issued to company officer
   in lieu of salary ......................          --             --             --            --       2,740,000          2,740
Common stock issued to settle lawsuit .....        30,000             30           --            --            --             --
Common stock returned in connection with
   sale of Auctionomics, Inc. .............          --             --             --            --        (937,500)          (938)
Issuance of warrants ......................          --             --             --            --            --             --
Preferred stock conversion ................       (16,000)           (16)          --            --          16,000             16
Common stock issued for the acquisition
   of Digital West ........................          --             --            2,000       200,000       750,000            750
Loss for the year ended December 31, 2000 .          --             --             --            --            --             --
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance at December 31, 2000 ..............       663,333            663          2,000       200,000    86,260,393         86,260

Common stock issued for debt conversion ...          --             --             --            --       2,527,767          2,527
Common stock issued for services ..........          --             --             --            --      10,771,956         10,773
Issuance of warrants for financing ........          --             --             --            --            --             --
Issuance of warrants to employee ..........          --             --             --            --            --             --
Loss for the year ended December 31, 2001 .          --             --             --            --            --             --
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance December 31, 2001 .................       663,333    $       663          2,000   $   200,000    99,560,116    $    99,560
                                              ===========    ===========    ===========   ===========   ===========    ===========

                 The accompanying notes are an integral part of
                                these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                Consolidated Statement of Stockholders' (Deficit)

                                                        Common Stock                                            Total
                                                          Warrants              Paid-in                     Stockholders'
                                                    Shares        Amount        Capital       (Deficit)       (Deficit)
                                              ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1999 (Restated) ...           --     $       --     $  7,860,891   $ (8,900,236)   $   (963,664)
Common stock issued for the ...............           --             --
   acquisition of Westlake Capital
   Corporation and related services .......           --             --          698,225           --           702,500
Common stock issued for cash ..............           --             --          247,500           --           250,000
Common stock issued for consulting services           --             --          614,620           --           616,505
Common stock issued to company officer
   in lieu of salary ......................           --             --          298,660           --           301,400
Common stock issued to settle lawsuit .....           --             --           10,470           --            10,500
Common stock returned in connection with
   sale of Auctionomics, Inc. .............           --             --              938           --              --
Issuance of warrants ......................        750,000         30,000           --             --            30,000
Preferred stock conversion ................           --             --             --             --              --
Common stock issued for the acquisition
   of Digital West ........................           --             --          194,250           --           395,000
Loss for the year ended December 31, 2000 .           --             --             --       (3,398,080)     (3,398,080)
                                              ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000 ..............        750,000         30,000      9,925,554    (12,298,316)     (2,055,839)

Common stock issued for debt conversion ...           --             --          117,473           --           120,000
Common stock issued for services ..........           --             --          529,578           --           540,351
Issuance of warrants for financing ........           --             --           79,144           --            79,144
Issuance of warrants to employee ..........           --             --           20,000           --            20,000
Loss for the year ended December 31, 2001 .           --             --             --       (3,407,395)     (3,407,395)
                                              ------------   ------------   ------------   ------------    ------------
                                              ------------   ------------   ------------   ------------    ------------

Balance December 31, 2001 .................        750,000   $     30,000   $ 10,671,749   $(15,705,711)   $ (4,703,739)
                                              ============   ============   ============   ============    ============

                 The accompanying notes are an integral part of
                                these statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                    2001                        2000
                                                                                                        (Restated - Note 1)
                                                                           -----------------------     -----------------------
Operating activities:
   Net loss                                                            $            (3,407,395)    $           (3,398,080)
   Adjustments to reconcile net (loss) to
     net cash provided by (used in) operations:
       Depreciation and amortization                                                   473,355                    719,056
       Write off of goodwill                                                           749,055                         --
       Loss on disposition of kiosk division                                           319,520                         --
       Loss on sale of property                                                          6,643                         --
       (Increase) in accounts receivable                                              (172,193)                   (62,944)
       (Increase) in inventory & deferred refurbishing                                (842,738)                  (127,961)
       Increase in accounts payable                                                  1,458,411                    200,588
       Increase (decrease) in unearned revenue                                              --                   (120,000)
       Common stock issued for services                                                639,495                    928,405
       Other                                                                            15,638                      9,642
                                                                           -----------------------     -----------------------

Net cash (used in) operating activities                                               (760,209)                (1,824,509)
                                                                           -----------------------     -----------------------

Investing activities:
   Investment in designs, trademarks and equipment                                        (862)                  (610,892)
   Investment in goodwill and other assets                                                  --                   (955,250)
   Proceeds from sale of assets                                                            500                         --
   Investment in note receivable                                                      (100,000)                        --
                                                                           -----------------------     -----------------------

Net cash (used in) investing activities                                               (100,362)                (1,566,142)
                                                                           -----------------------     -----------------------

Financing activities:
   Repayment of notes and advances                                                          --                   (277,841)
   Proceeds from notes and advances payable                                            997,157                  3,400,303
   Common stock issued for cash                                                             --                    250,000
   Other                                                                                    --                     35,600
                                                                           -----------------------     -----------------------

Net cash provided by financing activities                                              997,157                  3,408,062
                                                                           -----------------------     -----------------------

Net increase in cash and cash equivalents                                              136,586                     17,411

Cash and cash equivalents, beginning of year                                            43,332                     25,921
                                                                           -----------------------     -----------------------

Cash and cash equivalents, end of year                                 $               179,918     $               43,332
                                                                           =======================     =======================

Interest paid                                                          $                61,000     $              165,122
Income taxes paid                                                                           --                         --

Non-cash financing and investing activities:
   Conversion of preferred stock to common stock                                            --                         16
   Conversion of debentures to common stock                            $               120,000     $                   --
   Warrants received for sale of assets                                                133,333                         --

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements of Go Online Networks Corporation (the "Company") (formerly Jones Naughton Entertainment, Inc.) and consolidated subsidiaries include the accounts of Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries AMS Acquisition Corp. ("AMS"), incorporated in Nevada on June 2, 1998; and Digital West Marketing, Inc., ("Digital") which was acquired by the Company on August 31, 2000, and Westlake Capital Corp. (Westlake) acquired January 20, 2000 for the purpose of facilitating the Company becoming a reporting company with the Securities and Exchange Commission. No assets were acquired as part of the Westlake transaction. The acquisition of Westlake was accounted for as a purchase and as a "reverse acquisition." The Company's investment in Auctionomics, Inc., which was incorporated on June 8, 1999, was sold during May 2000. The Internet sales and consulting businesses of AMS were terminated during 2001. During December 2001, the computer kiosk business was disposed of as disclosed in Note 16. AMS and Auctionomics were 75% owned subsidiaries of Go Online Networks Corporation. The Company is principally in the computer and related product refurbishing businesses. All material inter-company accounts have been eliminated in the consolidation. The Company has selected December 31 as its year-end.

Restatement of Financial Statements as of December 31, 1999 and 2000

The balance of deficit and total stockholders' deficit included in the Consolidated Statement of Stockholders' (Deficit) at December 31, 1999 has been increased by $890,000 from that disclosed in prior published financial statements due to an increase in stock-based compensation which had not been accounted for previously.

The statements of operations and cash flows for the year ending December 31, 2000 have been restated from prior published statements resulting from the discontinuance of the Company's internet sales and consulting business, and computer kiosk business. Accordingly, revenues, growth profit, and expenses have been significantly reduced in the statement of operations and now reflect principally the computer refurbishing business only. The net results of those discontinued operations have been summarized separately in the statements of operations. Similarly, the statement of cash flows for the year ended December 31, 2000 has been restated to give effect to changes in classification of certain items.

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

Revenue Recognition and Warranties

Most of the Company's sales are of used products that are sold "as is" for a fixed price, FOB shipping point. Accordingly, revenue is recognized at the time of shipment and which are predominantly cash sales. Products are sold without warranties except for manufacturers warranties.

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

The debentures and notes included herein and the Series 2000-A 8% convertible notes described in the preceding Note 10 are summarized as follows:

Series 2000-A Convertible debenture 8%, due January 1, 2003 and
    March 2, 2002 .............................................   $  880,000
Convertible debenture payable, 10%, due July 2002 .............      550,000
Convertible note payable 10%, due January 12, 2003 ............      375,000
Convertible note payable, 8%, due May 3, 2003 .................      500,000
Convertible note payable, 8%, due December 18, 2003 ...........      250,000
                                                                  ----------
             Total ............................................   $2,555,000
Less current portion ..........................................      784,118
                                                                  ----------
             Total long term notes and debentures .............   $1,770,882
                                                                  ==========

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Note 12 - Sale of Auctionomics, Inc.

Effective June 10, 1999, the Company entered into a stock purchase agreement whereby the Company acquired 75% ownership of Auctionomics, Inc. a Nevada corporation, by issuing common stock of the Company and warrants for the purchase of the Company's common stock. Auctionomics, Inc. did not become an operating company, and during 2000 the Company sold its interest by receiving back certain of its common stock and $140,000 in cash. The Company recorded a gain of $139,280 based upon the cash consideration only. The statement of operations for the year ending December 31, 2000 have been restated to include the gain from the sale as a reduction in the loss from discontinued operations.

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

                                                                                 Non-employee              Weighted
                                                                                    Options                Average
                                                            Employee                  and                  Exercise
                                                            Options                Warrants                 Price
                                                       -------------------    ---------------------    -----------------
   Options Outstanding, December 31, 1999                    1,250,000                  126,560     $              .28
      Granted                                                  650,000                       --     $              .45
      Exercised                                                     --                       --                  --
      Cancelled                                               (100,000)                      --     $             (.32)
                                                       -------------------    ---------------------    -----------------

   Options Outstanding, December 31, 2000                    1,800,000                  126,560     $              .36
      Granted                                                  250,000                1,600,000     $              .07
      Exercised                                                     --                       --                  --
      Cancelled                                             (1,800,000)                (126,560)    $             (.36)
                                                       -------------------    ---------------------    -----------------
   Options Outstanding, December 31, 2001                      250,000                1,600,000     $              .07
                                                       ===================    =====================    =================

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

If not previously exercised, options outstanding at December 31, 2001, will expire as follows:

                                      Range of Exercise Prices          Weighted Average            Number of
            Year ending                                                  Exercise Price              Shares
          December 31,
                                     High                Low
   ---------------------------     ------------      --------------    --------------------       --------------
              2003              $     .22          $     .22           $     .22                      250,000
              2004              $     .03          $     .03           $     .03                      600,000
           Thereafter           $     .06          $     .06           $     .06                    1,000,000
                                                                                                  --------------
                                                                                                   1,850,000
                                                                                                  ==============

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

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                         2001                     2000
                                                                  --------------------     -------------------
   Net loss applicable to common stockholders
        As reported                                            $      (3,407,395)       $     (3,398,080)
        Pro forma                                                     (3,458,563)             (3,398,080)
   Net loss share applicable to common stockholders
        As reported                                            $         (.04)          $        (.05)
        Pro forma                                                        (.04)                   (.05)

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

Note 13 - Stock Based Compensation (continued)

The fair value of each employee option and warrant granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                Year Ended December 31,
                                                                -----------------------
                                                           2001                          2000
                                                 --------------------------    --------------------------
            Expected volatility                            199%                          215%
            Risk-free interest rate                        2.96%                         5.75%
            Expected dividends                              --                            --
            Expected terms (in years)                       2.9                           2.0

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