Form 10QSB
period 2002-09-30
GO ONLINE NETWORKS CORP
filed 2002-11-22
CIK 1056617

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM  10-QSB



            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  September  30,  2002


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

                            Yes  X             No___


As of September 30, 2002, the Registrant had 121,912,190 shares of common stock, no par value per share, outstanding.

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


CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002
(UNAUDITED)                                                          F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)        F-2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001  (UNAUDITED)                F-3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                      F-4 to F-6


Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Conditions  and  Results  of
             Operations

Part  II.  Other  Information

                          GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2002
                                 --------------
                                   (UNAUDITED)


                            ASSETS
                            ------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . .  $    165,818
Accounts receivable,
   net of allowance for doubtful
   accounts of $830. . . . . . . . . . . . . .       268,773
Inventories. . . . . . . . . . . . . . . . . .       852,751
Prepaid expenses and other
   current assets. . . . . . . . . . . . . . .         1,077
Deferred refurbishing expenses . . . . . . . .        79,407
                                                -------------
Total Current Assets . . . . . . . . . . . . .     1,367,826
                                                -------------

PROPERTY AND EQUIPMENT,
   NET OF ACCUMULATED DEPRECIATION
   OF $357,156 . . . . . . . . . . . . . . . .        77,440
                                                -------------

OTHER ASSETS
Other assets - deposits. . . . . . . . . . . .        30,681
Deferred financing costs . . . . . . . . . . .        81,541
                                                -------------
Total Other Assets . . . . . . . . . . . . . .       112,222
                                                -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . .  $  1,557,488
                                                =============

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

CURRENT LIABILITIES
Accounts payable and
   accrued expenses. . . . . . . . . . . . . .  $  1,343,719
Accrued lease obligations. . . . . . . . . . .         1,633
Accrued interest payable . . . . . . . . . . .       353,165
Current portion of convertible
   notes and debentures. . . . . . . . . . . .     2,291,272
Advance from and accrued expenses
   due to officer. . . . . . . . . . . . . . .       296,584
Advances payable . . . . . . . . . . . . . . .       950,000
Notes payable and accrued
   interest thereon. . . . . . . . . . . . . .       159,761
                                                -------------
Total Current Liabilities. . . . . . . . . . .     5,396,134
                                                -------------

CONVERTIBLE NOTES AND DEBENTURES,
   NET OF CURRENT PORTION. . . . . . . . . . .       250,000
                                                -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . .     5,646,134
                                                =============

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock,
   $0.001 par value, 10,000,000 shares
   authorized, 3,709,559 outstanding . . . . .         3,709
Series B Convertible Preferred Stock,
   $100 par value, 2000 shares authorized
   2000 outstanding. . . . . . . . . . . . . .       200,000
Common stock, $0.001 par value,
   200,0000,000 shares authorized, 121,912,190
   shares issued and outstanding . . . . . . .       121,912
Outstanding common stock warrants. . . . . . .        30,000
Additional paid in capital . . . . . . . . . .    11,302,015
Accumulated deficit. . . . . . . . . . . . . .   (15,746,282)
                                                -------------
Total Stockholders' Deficiency . . . . . . . .    (4,088,646)
                                                -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY . . . . . . . . . . .  $  1,557,488
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


                                    For the Three    For the Three    For the Nine     For the Nine
                                    Months Ended     Months Ended     Months Ended     Months Ended
                                    September 30,    September 30,    September 30,    September 30,
                                            2002             2001             2002             2001
                                    ---------------  ---------------  ---------------  ---------------

REVENUES
Sales and other revenue. . . . . .  $    2,704,691   $    1,978,618   $    9,242,771   $    4,435,870
Less: cost of goods sold . . . . .       2,311,121        1,703,694        7,631,860        4,047,549
                                    ---------------  ---------------  ---------------  ---------------

GROSS PROFIT . . . . . . . . . . .         393,570          274,924        1,610,911          388,321
                                    ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES
Contract services, salaries
   and payroll taxes . . . . . . .         169,588          321,568          529,003          520,413
Legal and professional fees. . . .         102,102           77,690          350,752           91,588
General and administrative . . . .         137,431          256,411          363,392          390,862
Rent . . . . . . . . . . . . . . .          40,764           38,366          125,836           88,872
Amortization and depreciation. . .          20,694          109,618           59,475          161,569
                                    ---------------  ---------------  ---------------  ---------------
Total Operating Expenses . . . . .         470,579          803,653        1,428,458        1,253,304
                                    ---------------  ---------------  ---------------  ---------------

(LOSS) INCOME FROM OPERATIONS. . .         (77,009)        (528,729)         182,453         (864,983)
                                    ---------------  ---------------  ---------------  ---------------

OTHER (EXPENSE) INCOME
Interest expense . . . . . . . . .         (76,261)         (79,731)        (232,423)        (198,981)
Other income . . . . . . . . . . .           1,232                -            9,400           65,929
Loss on disposal of asset. . . . .               -          (34,412)               -          (34,412)
                                    ---------------  ---------------  ---------------  ---------------
Total Other (Expense). . . . . . .         (75,029)        (114,143)        (223,023)        (167,464)
                                    ---------------  ---------------  ---------------  ---------------

LOSS FROM CONTINUING OPERATIONS. .        (152,038)        (642,872)         (40,570)      (1,032,447)

DISCONTINUED OPERATIONS:
Loss from discontinued operations.               -                -                -         (864,459)
                                    ---------------  ---------------  ---------------  ---------------

NET LOSS . . . . . . . . . . . . .  $     (152,038)  $     (642,872)  $      (40,570)  $   (1,896,906)
                                    ===============  ===============  ===============  ===============

(LOSS) PER COMMON SHARE
   - BASIC AND DILUTED . . . . . .  $            -   $         (.01)  $            -   $         (.02)
                                    ===============  ===============  ===============  ===============

WEIGHTED AVERAGE SHARES
OUTSTANDING
   - BASIC AND DILUTED . . . . . .     114,656,538       97,749,661      108,741,044       93,463,594
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


                                                 For the Nine     For the Nine
                                                 Months Ended     Months Ended
                                                 September 30,    September 30,
                                                         2002             2001
                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . .  $      (40,570)  $   (1,896,906)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Amortization and depreciation . . . . . . . . .          59,475          329,027
Amortization of deferred financing costs. . . .          57,015                -
Provision for doubtful accounts . . . . . . . .             620           19,972
Write-off of equipment. . . . . . . . . . . . .           2,349                -
Gain on sale of equipment . . . . . . . . . . .          (2,298)               -
Stock issued in lieu of salaries. . . . . . . .         154,714           20,000
Stock and common stock warrants
   issued for services. . . . . . . . . . . . .         217,546          615,349
(Increase) in accounts receivable . . . . . . .         (35,959)        (237,405)
(Increase) decrease in inventory. . . . . . . .          64,066         (268,355)
Decrease in prepaid expenses and other
   current assets . . . . . . . . . . . . . . .           1,680                -
(Increase) in deferred refurbishing expenses. .         (25,525)         (37,485)
(Increase) in deferred financing costs. . . . .               -          (56,100)
Decrease in other assets - deposits . . . . . .           2,030                -
Increase (decrease) in accounts payable
   and accrued expenses . . . . . . . . . . . .        (573,201)         872,355
Increase in accrued interest payable. . . . . .         176,508                -
Other . . . . . . . . . . . . . . . . . . . . .               -          (66,638)
                                                 ---------------  ---------------
Net Cash Provided By (Used In)
   Operating Activities . . . . . . . . . . . .          58,450         (706,186)
                                                 ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment . . . . . .           3,100                -
                                                 ---------------  ---------------
Net Cash Provided By Investing Activities . . .           3,100                -
                                                 ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from officer. . . . . . . . .         (62,804)               -
Repayment of convertible debentures and loans .               -         (116,349)
Proceeds from loans and convertible debentures.               -          878,588
Proceeds from the issuance of common stock. . .               -          105,000
Payment on leases . . . . . . . . . . . . . . .         (12,846)               -
                                                 ---------------  ---------------
Net Cash (Used In) Provided
   By Financing Activities. . . . . . . . . . .         (75,650)         867,239
                                                 ---------------  ---------------

NET (DECREASE) INCREASE IN CASH . . . . . . . .         (14,100)         161,053

CASH - BEGINNING OF PERIOD. . . . . . . . . . .         179,918           43,332
                                                 ---------------  ---------------

CASH - END OF PERIOD. . . . . . . . . . . . . .  $      165,818   $      204,385
                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest. . . . . . . . . . . . .  $            -   $      198,981
                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITY:

Conversion of Series A -
   Preferred Stock to Common Stock. . . . . . .  $           19   $            -
                                                 ===============  ===============
Common stock issued for payment
   of principal on convertible debt . . . . . .  $       13,728   $            -
                                                 ===============  ===============
Common stock issued for payment
   of accrued interest on convertible debt. . .  $      221,676   $            -
                                                 ===============  ===============
Common stock issued for payment
   of amount due to officer . . . . . . . . . .  $       48,000   $            -
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

NOTE  2     OPERATIONS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION
-------     ----------------------------------------------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $40,570 for the nine months ended September 30, 2002, a working capital deficiency of $4,028,308, and a stockholders' deficiency of $4,088,646. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE  3     CONVERTIBLE  DEBENTURES
-------     -----------------------

During July 2002, $550,000 of the Convertible Debentures issued to Laurus Master Fund, Ltd. ("Laurus"), with an interest rate of 10% became due. The Convertible Debenture originated in September and November of fiscal year ended December 31, 2000. The Company is in default of the convertible debenture agreement and has not converted the unpaid principal balance and accrued interest as of September 30, 2002. As of September 30, 2002, total unpaid principal balance and accrued interest on these Convertible Debentures was $536,272 and $93,616, respectively. During the quarter ended September 30, 2002, the Company issued 1,900,000 shares of common stock representing a payment of approximately $18,225 for fines and penalties relating to these convertible debentures. As of November 14, 2002, the Company is still in the process of renegotiating a new structure and terms of the Convertible Debentures issued to Laurus (See Note 8).

NOTE  4     ISSUANCE  OF  STOCK
-------     -------------------

During the nine months ended September 30, 2002, the Company issued 22,333,300 shares of its common stock for services, salaries, accrued compensation and payment towards principal, accrued interest and fines and penalties on its convertible debt. Included in the amount above, the Company issued 10,646,080 shares to holders of its Convertible Debentures representing a total payment of approximately $241,000 on the accrued interest payable on the Debentures and 829,244 shares representing a total payment of $13,728 on the principle portion of the convertible debentures. Additionally, a holder of Series A Convertible Preferred Stock converted 18,774 shares of Series A Convertible Preferred Stock into common stock during the nine months ended September 30, 2002. The aggregate fair value of the common stock issued during the nine months ended totaled approximately $532,000 based on the market value of the shares on the date of grant.

During the nine months ended September 30, 2002, the Company issued 3,065,000 shares of its Series A Convertible Preferred Stock for services and salaries. Included in the total Series A Convertible Preferred Stock issued was 2,500,000 issued to a financial public relations services firm representing a total payment of approximately $75,000 for services to be performed throughout fiscal year 2002. Fair value of the preferred stock issued during the nine months ended totaled approximately $92,000.

NOTE  5     STOCKHOLDERS'  EQUITY
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


6

NOTE  6     SEGMENT  REPORTING
-------     ------------------

The Company's business is organized, managed and internally reported as a single segment. All revenues except of immaterial amounts are derived from computer refurbishment in the United States.

NOTE  7     SUBSEQUENT  EVENT
-------     -----------------

On October 7, 2002, the Company issued 2,105,264 shares of common stock to holders of its Convertible Debentures representing a payment of approximately
$20,000  on  accrued  interest  of  the  Convertible  Debentures.

During October through November 2002, the Company issued 3,365,000 shares of common stock to Laurus Master Fund, Ltd., holders of some Convertible Debentures, representing payment of approximately $27,200 in penalties based upon the provisions of the Convertible Debentures.

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

NINE  MONTHS  ENDED   SEPTEMBER   30,   2002   COMPARED  TO  NINE  MONTHS  ENDED
SEPTEMBER  30,  2001

Our net loss during the nine months ended September 30, 2002 was ($40,570) compared to a net loss of ($1,896,906) for the same period in 2001. The profitability increase is primarily attributable to a substantial increase in sales at Digital West, together with the elimination of our internet kiosk division and our Go-Online internet commerce division. Our net income also was directly impacted by a charge against income from discontinued operations during the nine months ended September 30, 2001 of $864,459.

Gross profit was $1,610,911 for the nine months ended September 30, 2002 compared to a gross profit of $388,321 for the nine months ended September 30, 2001. This result is directly attributable to Digital West as a result of increased sales at Digital West while maintaining the same fixed costs.

Revenues were $9,242,771 for the nine months ended September 30, 2002, compared to $4,435,870 for the nine months ended September 30, 2001, an increase of approximately 108%. This increase is once again a result of our acquisition of Digital West and its increased impact on our sales and revenues.

Our expenses increased from $1,253,304 for the nine months ended September 30, 2001 to $1,428,458 for the nine months ended September 30, 2002, as a result of increased salaries, legal fees and general and administrative costs associated with the increased operation at Digital West.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, we had total assets of $1,557,488, compared to $1,698,141 as of December 31, 2001. This decrease is attributable to sales of inventory at Digital West.

Our current liabilities increased from $4,630,998 at December 31, 2001 to $5,396,134 at September 30, 2002, due primarily to an increase in the current portion of convertible notes and debentures which we have outstanding. Total liabilities actually decreased, from $6,401,880 as of December 31, 2001 to $5,646,134 as of September 30, 2002.

At September 30, 2002, our stockholders' deficit was $4,088,646 as compared to $4,703,739 at December 31, 2001, an improvement of approximately $615,093.

We made no material capital expenditures during the quarter ended September 30, 2002.

On December 18, 2001, in connection with the sale of our kiosk division to ICOA, Inc., we issued a $250,000, 8% convertible note due December 18, 2003 to Laurus Master Fund, Ltd. In addition, we were given a common stock purchase warrant to purchase 600,000 shares of ICOA, Inc.'s common stock at an adjustable purchase price, currently $0.0034 per share. The conversion price for the December 2001 convertible debenture is the lesser of $0.00254 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The conversion price for the May 2001 convertible debenture is the lesser of $0.004392 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The exercise price for the December 2001 warrant is $0.0034. The exercise price for the May 2001 warrant is $0.006196. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%. The number of shares of common stock issuable upon conversion of the December and May 2001 convertible debentures and the exercise of the December and May 2001 warrants is 37,850,000, based on a conversion price of .0024 per share. We are required to register with the SEC on Form SB-2 200% of this amount, which equals 74,100,000 shares of common stock. We have completed that registration. The actual conversion price will depend on the market price of our common stock prior to the conversion.

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

During July 2002, $550,000 of the Convertible Debentures issued to Laurus Master Fund, Ltd. ("Laurus"), with an interest rate of 10% became due. The Convertible Debenture originated in September and November of fiscal year ended December 31, 2000. The Company is in default of the convertible debenture agreement and has not converted the unpaid principal balance and accrued interest as of September 30, 2002. As of September 30, 2002, total unpaid principal balance and accrued interest on these Convertible Debentures was $536,272 and $93,616, respectively. During the quarter ended September 30, 2002, the Company issued 1,900,000 shares of common stock representing a payment of approximately $18,225 for fines and penalties relating to these convertible debentures. As of November 14, 2002, the Company is still in the process of renegotiating a new structure and terms of the Convertible Debentures issued to Laurus (See Note 8).

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  2     CHANGES  IN  SECURITIES

During the nine months ended September 30, 2002, the Company issued 22,333,300 shares of its common stock for services, salaries, accrued compensation and payment towards principal, accrued interest and fines and penalties on its convertible debt. Included in the amount above, the Company issued 10,646,080 shares to holders of its Convertible Debentures representing a total payment of approximately $241,000 on the accrued interest payable on the Debentures and 829,244 shares representing a total payment of $13,728 on the principle portion of the convertible debentures. Additionally, a holder of Series A Convertible Preferred Stock converted 18,774 shares of Series A Convertible Preferred Stock into common stock during the nine months ended September 30, 2002. The aggregate fair value of the common stock issued during the nine months ended totaled approximately $532,000 based on the market value of the shares on the date of grant.

During the nine months ended September 30, 2002, the Company issued 3,065,000 shares of its Series A Convertible Preferred Stock for services and salaries. Included in the total Series A Convertible Preferred Stock issued was 2,500,000 issued to a financial public relations services firm representing a total payment of approximately $75,000 for services to be performed throughout fiscal year 2002. Fair value of the preferred stock issued during the nine months ended totaled approximately $92,000.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

During July 2002, $550,000 of the Convertible Debentures issued to Laurus Master Fund, Ltd. ("Laurus"), with an interest rate of 10% became due. The Convertible Debenture originated in September and November of fiscal year ended December 31, 2000. The Company is in default of the convertible debenture agreement and has not converted the unpaid principal balance and accrued interest as of September 30, 2002. As of September 30, 2002, total unpaid principal balance and accrued interest on these Convertible Debentures was $536,272 and $93,616, respectively. During the quarter ended September 30, 2002, the Company issued 1,900,000 shares of common stock representing a payment of approximately $18,225 for fines and penalties relating to these convertible debentures. As of November 14, 2002, the Company is still in the process of renegotiating a new structure and terms of the Convertible Debentures issued to Laurus (See Note 8).

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

Dated:          November 19, 2002       Go  Online  Networks Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman, Chief Operating and
                                        Financial Officer and Director