Form 10KSB
period 2002-12-31
GO ONLINE NETWORKS CORP
filed 2003-03-31
CIK 1056617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  year  ended  December  31,  2002

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-23845

                         GO ONLINE NETWORKS CORPORATION
             (Exact name of registrant as specified in Its charter)

        Delaware                                          33-0873993
  (State  or  other  jurisdiction  of                  (IRS  Employer
 incorporation  or  organization)                    Identification  Number)


          9320  Mason  Avenue
         Chatsworth,  California             91311
(Address of principal executive offices)   (Zip Code)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (818)  718-7500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  [X  ]     No  [   ].

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for its most recent fiscal year.  $12,346,558

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.)

     $2,577,180 based on the closing price for the common stock on March 27, 2003.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 31, 2002, there were 137,617,656 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

NATURE  OF  BUSINESS

     Go Online Networks is a technology holding company based in Southern California. In 2001, Go Online divested all of its internet holdings and is focusing its entire corporate resources on developing its computer services division Digital West Marketing.

     Through our wholly owned subsidiary Digital West Marketing, Inc., we are a provider of re-engineered and refurbished computers and other compatible component products to the secondary retail marketplace. We acquired Digital West from its founder and owner in September 2000. At the time of our acquisition, Digital West was a provider of repair and logistical services to the personal computer hardware industry. Go Online purchased Digital West with the strategic plan of converting their existing business to a business that would refurbish personal computers, laptop computers and notebooks and sell those products rather than salvaging computers for parts. Digital West had established vendor relationships with leading computer companies including Compaq, Hewlett Packard, Sony, Dell and e-Machines. Building on those relationships afforded Digital West an easy transition to a faster growing and potentially more profitable marketing opportunity. Digital West determined ample supply of computer products for its refurbishing business could be acquired from major retail sources desirous of enhancing their asset recovery needs dealing with customer returns.

     Digital West's business has primarily been focused on acquiring, refurbishing and reselling of these products with approximately 34,620 items being refurbished and $12,346,558 in revenues from the sale of those products during the fiscal year ended December 31, 2002 and approximately 15,000 items refurbished and $6,128,555 in revenues for those refurbished products during the fiscal year ended December 31, 2001.

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

Operations

     Digital West conducts its refurbishing, marketing and resale business principally from its 24,000 square foot distribution center at its facility located in Chatsworth, CA. In order at accommodate the immediate demands to achieve the highest levels of customer satisfaction for its clients, Digital West has established an automated and integrated order processing and distribution system which allows Digital West to provide efficient and accurate delivery of products on a timely basis to meet their customers needs. All products for resale are bar coded and tracked throughout the facility through Digital West's computer network. Goods are received and processed on a daily basis. The Company also purchases finished refurbished products on occasion from selected vendors. Finished products ready for resale are added to our computer system daily and are entered into our system on a real time basis for our customers to review and purchase.

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

     Because many of Digital West's customers are familiar with and have ready access to the Internet, Digital West has expanded its Internet customer services functions to end-users.

Services

     Digital West offers a wide range of value added computer products to secondary retail outlets throughout the United States and is an emerging player in the Electronic Manufacturing Services (EMS) sector. The company refurbishes virtually all major brand personal computers, laptop and notebook computers as well as PDA's. Digital West is an authorized Compaq Presario Refurbisher and is also an authorized Hewlett Packard Refurbisher. All products sold by Digital West are clearly marked and identified as refurbished products, unless they are new products.

     Digital West's major customer has made arrangements with Digital West to assist it in its Asset Recovery Program. This service is offered on a non-contractual and non-exclusive basis. This program allows Digital West to purchase from a large number of box retail stores returned computers to be refurbished at a fixed fee and to share in the revenue generated by the sale of those products. Digital West also operates as a "factory" retail outlet selling products directly to end users.

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

     In late 1997 and 1998, we made the strategic decision to pursue opportunities involving the internet. In the first quarter of 1998, we acquired the assets of a small advertising agency, Affiliated Marketing Services, Inc. which we intended to move into internet advertising. We determined that Affiliated Marketing Services, Inc.'s internet progress was insufficient, and during the fourth quarter of 1998, we sold Affiliated Marketing Services, Inc. back to its management.

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

     On September 26, 2000, we entered into An Agreement and Plan of Reorganization with NetStrat, Inc., an inactive corporation with unused cash assets of $700,000. Also on September 26, 2000, we entered into An Agreement and Plan of Reorganization with Amer Software, Inc., another inactive corporation with unused cash assets of $250,000. In accordance with the agreements, we agreed to issue and register shares of our common stock for the shareholders of Amer and NetStrat. In accordance with that agreement, we filed an S-4 registration statement and sought to complete the transaction. The cash assets were advanced from NetStrat and Amer to the Company. In December 2001, we determined that completion of the acquisitions was no longer feasible and terminated the agreements. The cash remained as an advance from NetStrat and Amer until March 2003 and is reflected as advances payable on our financial statements. In March 2003, these advances were converted to notes payable and we issued 10,000,000 shares of common stock in lieu of interest on these advances.

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

EMPLOYEES

     As of December 31, 2002, Go Online had two full-time employees. All of these employees work in our administrative offices. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

     Also as of December 31, 2002, the Digital West subsidiary of Go Online had 36 full time employees. Of these employees, four work in Digital West's administrative division, two in sales, one in purchasing, one in customer service, eleven in technical support, twelve in Digital West's warehouse facility, two in shipping and three in receiving. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located within the Digital West facility which operates out of a 24,000 square foot facility located at 9320 Mason Avenue, Chatsworth, California 91311. The faciliity is leased under a three year lease that commenced December 1, 2000, with current monthly net rental obligations of approximately $13,000. Digital West has an option to renew for an additional three years at the scheduled rent plus indexed cost increases.

     At the end of the lease terms for our rental space, we believe that we can lease the same or comparable offices at approximately the same monthly rate.


ITEM  3  -  LEGAL  PROCEEDINGS

     We  presently  are  not  involved  in  any  material  legal  proceedings.


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

                                       Closing  Prices
      Year          Period                               High      Low

     2002     First  quarter                              .03     .04
              Second  quarter                             .04     .02
              Third  quarter                              .02     .01
              Fourth  quarter                             .02     .01

     2001     First  quarter                              .06     .10
              Second  quarter                             .04     .07
              Third  quarter                              .04     .06
              Fourth  quarter                             .03     .04

     The number of beneficial holders of record of our common stock as of the close of business on December 31, 2002 was approximately 16,015. Many of the shares of Go Online's common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

Dividend  Policy

     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the future. Instead, we intend to retain future earnings, if any, to fund the development and growth of our business.


Recent  Sales  of  Unregistered  Securities

     On January 12, 2001, we issued a $1,000,000 face amount convertible promissory note due January 12, 2003 to Triton Private Equities Fund, L.P This note was revised in March 2001 to reflect $705,882.35 payable to Triton and $294,117.65 payable to Eiger Companies, Ltd. Interest is payable on the notes at the rate of ten percent per annum, with quarterly installments in arrears with the first payment payable March 31, and each quarter thereafter until paid. Interest is payable in cash or in common stock at the holder's option and shall commence on January 12, 2001 and continue until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder. The conversion price for each share of common stock shall be $0.045 per share. These notes were extended by mutual agreement in January 2001 and again in January 2002 until January 10, 2003. The sale of these convertible notes was completed in privately negotiated transactions without any public offering or solicitation in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     On March 8, 2001, we issued 500,000 shares of our common stock to Kerry Head, for consulting services in the areas of corporate image advertising, business development and business strategy. We also issued 500,000 shares of our common stock to Dick Walker for consulting services regarding strategis business plans, strategy and negotiations with potential business partners and indentifying merger candidates. In addition, we issued 192,000 shares of our common stock to Gary Stein in leiu of commissions with respect to the sale of goods to Costco Wholesale company. These shares were valued at $.07 per share. We also issued to Kerry Head, in connection with his consulting agreement, a warrant for 500,000 shares exercisable at $0.15 per share, a warrant for 500,000 shares exercisable at $0.25 per share and a warrant for 500,000 shares exercisable at $0.35 per share. These shares and the shares issuable upon exercise of the warrants were registered for resale in a Registration Statement on Form S-8.

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

     On June 4, 2001, we issued 1,310,000 shares to Cutler Law Group for legal services valued at $.05 per share. We also issued 2,510,000 shares to Mick Schumacher for financial consulting and advisory and accounting services as well as salary debt relief valued at $.05 per share. We also issued 40,000 shares valued at $.10 per share, to Peter Nosek for consulting services in connection with the sale of Go Online's Kiosk business in Indiana and Ohio. In addition, we issued 20,000 shares valued at $.10 per share, to Gary Stein in lieu of commissions with respect to the sale of goods to Costco Wholsale company. These shares were registered for resale in a Registration Statement on Form S-8.

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

     On January 9, 2002, we issued 466,896 shares of our common stock to holders of our Series A Convertible Debentures representing a total payment of $30,000 on the principal and accrued interest of the Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     On February 6, 2002, we issued 1,510,476 shares of our common stock to Mick Schumacher for accounting services and salary debt relief valued at $.03 per share. On February 6, 2002, we issued 750,000 shares of our common stock to Cutler Law Group for legal services valued at $.03 per share. Also effective December 31, 2001 we issued 1,000,000 shares to Gary Stein for past due commissions in connection with the sale of goods to Costco Wholesale Company valued at $30,000. Finally also effective December 31, 2001 we issued 160,000 shares to Vic Covarubbias for bookkeeping services valued at $.03 per share. These shares were registered for resale in a Registration Statement on Form S-8.

     On February 20, 2002, we issued 1,481,480 shares of our common stock to holders of our Series A Convertible Debentures representing a total payment of $66,667 on the principal and accrued interest of the Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     During February 2002, we entered into a one year contract with PMR and Associates, an organization with which we had prior business experience, to provide investor relations services, including assisting us in drafting and disseminating press releases through appropriate wire services; maintaining broadcast fax lists and mailing list for new press releases through appropriate wire services; answer shareholders inquiries; organize and attend any conference or industry forums on our behalf. We agreed to issue to PMR 2,500,000 shares of a Series A preferred stock valued at $75,000, as compensation for these services. The Series A preferred stock was issued March 1, 2002.

     On February 29, 2002, the maturity date of $705,882.35 principal amount of Series 2000-A Eight Percent Convertible Debentures was extended to January 1, 2003. In consideration for the extension, we issued warrants for the purchase of (i) 1,000,000 shares of our stock at $0.05 per share; and (ii) 1,000,000 shares of our stock at $.002 per share. Each warrant is exercisable until February 27, 2007. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     On March 1, 2002, we issued a total of 565,000 shares of Series A Preferred stock to four employees for bonuses in connection with their employment. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     During the three months ended June 30, 2002, the Company issued 3,875,400 shares of its common stock to holders of its Convertible Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     During the three months ended September 30, 2002, the Company issued 5,664,048 shares of its common stock to holders of its Convertible Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     On August 28, 2002, we issued 2,400,000 shares of our common stock to Joseph Naughton in consideration of past due salary valued at $48,000. Also on August 28, 2002 we issued 1,500,000 shares of our common stock to Cutler Law Group for legal services valued at $30,000. Also on August 28, 2002 we issued 2,000,000 shares to Gary Stein for past due commissions in connection with the sale of goods to Costco Wholesale Company valued at $40,000. Finally also on August 28, 2002 we issued 600,000 shares to Jim Cannon for past due salary valued at $12,000. These shares were registered for resale in a Registration Statement on Form S-8.

     During the three months ended December 31, 2002, the Company issued 15,705,466 shares of its common stock to holders of its Convertible Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

General  Overview

     Go Online Networks Corporation, a Delaware corporation, repairs and refurbishes computers and peripherals through our wholly-owned subsidiary, Digital West Marketing, Inc. Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 2002 were approximately $12.3 million. The company operates out of a 24,000 square foot facility currently employing in approximately 31 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are re-engineered or refurbished to factory specifications by Digital West's factory trained certified technicians. The computer products including hard drives, CD ROMs, monitors, printers, circuit boards, CD writers, DAT drives are then resold into the secondary market and service channels. Digital West deals with many manufacturers to ensure an ability to handle any and all customer's requests for programs such as repair, part sales and advance exchanges.

Results  of  Operations

Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001

     Our net income during the fiscal year ended December 31, 2002 was $139,572 compared to a net loss of ($3,407,395) for 2001 a substantial tournaround and increase of $3,546,967. Our 2002 profit reflects more than a 100% increase in revenues at the same time as a $923,612 decrease in operating expenses. The decrease in operating expense was many due to a write-off of $749,055 in goodwill from a discontinued operation in 2001.

     For the fiscal year ended December 31, 2002, we had revenue of $12,346,558, all of which was generated by Digital West. This is compared to $6,128,555 for the fiscal year ended December 31, 2001. This reflects an increase of $6,218,003 or approximately 100%, which followed a 667% increase in revenues during 2001 as compared with 2000. This is entirely reflected by the increase in operations at Digital West and the inclusion of substantially increased business. Cost of goods sold increased from $5,651,692 in fiscal 2001 to $10,075,838 in fiscal 2002.

     Expenses for the year ended December 31, 2002 were $1,729,725, compared to $1,904,282 for the fiscal year ended December 31, 2001, primarily as a reduction in salaries and a decrease in amortization of old business. Other income and expenses for the year ended December 31, 2001 included the one-time expense for write off of goodwill reflected above.


Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000

     Our net loss during the fiscal year ended December 31, 2001 was ($3,407,395) compared to ($3,398,080) for 2000, a nominal increase of $9,318.
Our 2001 net loss reflects a non-recurring write-off of goodwill of $749,055, a non-recurring loss from discontinued operations of $544,939 and a non-recurring loss on disposal of discontinued operations of $319,520. Consequently, our ongoing operations reflected substantial increased profitability. We also had an increase in interest expense from $165,122 in 2000 to $323,834 in 2001, primarily due to the Laurus Master Fund investment and the Series A Convertible Debentures.

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


Liquidity  and  Capital  Resources

     As of December 31, 2002, we had assets of $1,597,297, compared to $1,698,141 as of December 31, 2001. This change was attributable primarily to changes in inventory and other assets in our Digital West division, which was offset by an increase in available cash.

     Our current liabilities increased from $4,630,998 at December 31, 2001 to $5,380,048 at December 31, 2002, and a substantial increase in the current portion of our outstanding convertible debentures. Total liabilities actually decreased , from $6,401,880 as of December 31, 2001 to $5,380,048 as of December 31, 2002.

     At December 31, 2002, our stockholders' deficit was $3,782,751 as compared to $4,703,739 at December 31, 2001.

     We made no material capital expenditures during the fiscal year ended December 31, 2002.

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

     On March 8, 2001, we issued 500,000 shares of our common stock to Kerry Head, for consulting services in the areas of corporate image advertising, business development and business strategy. We also issued 500,000 shares of our common stock to Dick Walker for consulting services regarding strategis business plans, strategy and negotiations with potential business partners and identifying merger candidates. In addition, we issued 192,000 shares of our common stock to Gary Stein in lieu of commissions with respect to the sale of goods to Costco Wholsale company. These shares were valued at $.07 per share. We also issued to Kerry Head, in connection with his consulting agreement, a warrant for 500,000 shares exercisable at $0.15 per share, a warrant for 500,000 shares exercisable at $0.25 per share and a warrant for 500,000 shares exercisable at $0.35 per share. These shares and the shares issuable upon exercise of the warrants were registered for resale in a Registration Statement on Form S-8.

     On June 4, 2001, we issued 1,310,000 shares to Cutler Law Group for legal services valued at $.05 per share. We also issued 2,510,000 shares to Mick Schumacher for financial consulting and advisory and accounting services as well as salary debt relief valued at $.05 per share. We also issued 40,000 shares valued at $.10 per share, to Peter Nosek for consulting services in connection with the sale of Go Online's Kiosk business in Indiana and Ohio. In addition, we issued 20,000 shares valued at $.10 per share, to Gary Stein in lieu of commissions with respect to the sale of goods to Costco Wholesale company. These shares were registered for resale in a Registration Statement on Form S-8.

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

     On May 3, 2001, we issued $500,000, eight percent convertible debentures due May 3, 2003 to Laurus Master Fund, Ltd. The debentures are convertible at the lower of $0.0439 per share or eighty percent of the average of the ten lowest closing bid prices for our common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99 percent of our issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of our common stock owned by Joe Naughton, our president. In addition to the convertible debenture, we issued the holder a warrant to purchase 1,000,000 shares of common stock at 110 percent of the average of the three lowest closing bid prices of the ten closing bid prices of our common stock, prior to closing on May 3, 2001. The warrant exercise is $0.06196 per share and are exercisable until May 3, 2006. We paid a $750 escrow fee, legal fees of $8,000 and a fee of $52,500 to a Fund Manager of the Fund acquiring the debentures.

     On December 18, 2001, in connection with the sale of our kiosk division to ICOA, Inc., we issued a $250,000, 8% convertible note due December 18, 2003 to Laurus Master Fund, Ltd. In addition, we issued a common stock purchase warrant to purchase 600,000 shares of our stockat an exercise price of $0.0034 per share. The conversion price for the December 2001 convertible debenture is the lesser of $0.00254 or 80% percent of the average of the three lowest closing prices for the common stock for the 60 trading days prior to conversion date. The exercise price for the December 2001 warrant is$0.0034. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%.

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

     On January 9, 2002, we issued 466,896 shares of our common stock to holders of our Series A Convertible Debentures representing a total payment of $30,000 on the principal and accured interest of the Debentures.

     On February 6, 2002, we issued 1,510,476 shares of our common stock to Mick Schumacher for accounting services and salary debt relief valued at $.03 per share. Also effective December 31, 2001 we issued 750,000 shares of our common stock to Cutler Law Group for legal services valued at $.03 per share. Also effective December 31, 2001 we issued 1,000,000 shares to Gary Stein for Past due commissions in connection with the sale of goods to Costco Wholesale Company valued at $30,000. In addition, we issued 120,000 shares to Vic Covarubbias for bookkeeping services valued at $.03 per share. These shares were registered for resale in a Registration Statement on Form S-8.

     On February 20, 2002, we issued 1,481,480 shares of our common stock to holders of our Series A Convertible Debentures representing a total payment of $66,667 on the principal and accrued interest of the Debentures.

     During February 2002, we entered into a one year contract with PMR and Associates, an organization with which we had prior business experience, to provide investor relations services, including assisting us in drafting and disseminating press releases through appropriate wire services; maintaining broadcast fax lists and mailing list for new press releases through appropriate wire services; answer shareholders inquiries; organize and attend any conference or industry forums on our behalf. We agreed to issue to PMR 2,500,000 shares of a Series A preferred stock valued at $75,000, as compensation for these services. 2,500,000 shares of Series A preferred stock represents 67% of our outstanding Series A preferred stock. The Series A preferred stock was issued March 1, 2002. The agreement does not provide for the return of the shares in the event services are not provided under the agreement.

     On March 1, 2002, we issued a total of 565,000 shares of Series A Preferred stock, valued at $16,910, to four employees for bonuses in connection with their employment.

     During the three months ended June 30, 2002, the Company issued 3,875,400 shares of its common stock to holders of its Convertible Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     During the three months ended September 30, 2002, the Company issued 5,664,048 shares of its common stock to holders of its Convertible Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     On August 28, 2002, we issued 2,400,000 shares of our common stock to Joseph Naughton in consideration of past due salary valued at $48,000. Also on August 28, 2002 we issued 1,500,000 shares of our common stock to Cutler Law Group for legal services valued at $30,000. Also on August 28, 2002 we issued 2,000,000 shares to Gary Stein for past due commissions in connection with the sale of goods to Costco Wholesale Company valued at $26,665. Finally also on August 28, 2002 we issued 600,000 shares to Jim Cannon for past due salary valued at $12,000. These shares were registered for resale in a Registration Statement on Form S-8.

     During the three months ended December 31, 2002, the Company issued 15,705,466 shares of its common stock to holders of its Convertible Debentures. The sale of these shares of common stock was completed in privately negotiated transactions without any public offering or solicitation in accordance with
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     We believe that proceeds from our previous financings, together with our other resources and expected revenues, will be sufficient to cover working capital requirements for at least six months. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support our operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings.

ITEM  7  -  FINANCIAL  STATEMENTS

     The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements for the fiscal year ended December 31, 2001 were audited by Miller and McCollom, Certified Public Accountants. The financial statements for the fiscal year ended December 31, 2002 were audited by Weinberg & Company, Certified Public Accountants. There have been no disagreements between management and either of the two accounting firms of the type that are required to be reported under this Item 8.

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

     The  directors  and  executive  officers  of  the  Company  are as follows:

Name                    Age     Positions

Joseph  M.  Naughton     59     Chairman, Chief Executive Officer, Director

Scott  Claverie          41     Director

Jim  Cannon              67     Director; Director of Operations and Secretary

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10  -  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

     The following summary compensation table shows certain compensation information for services rendered in all capacities for the four fiscal years ended December 31, 1999, 2000, 2001 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                           SUMMARY COMPENSATION TABLE

                          Annual  Compensation                 Long  Term  Compensation
                    --------------------------              -------------------------------
                                                               Awards                     Payouts
                                                           ---------------           -------------------
                                                                                     SECURITIES
                                                       OTHER ANNUAL   RESTRICTED     UNDERLYING     LTIP      ALL OTHER
                                 SALARY      BONUS     COMPENSATION   STOCK Awards    OPTIONS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL   YEAR          ($)        ($)            ($)        ($)           SARS (#)       ($)         ($)
 POSITION
Joseph Naughton      2002         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
(President, CEO)     (12/31)

                     2001         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2000          96,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     1999          96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

Jim Cannon (1)       2002           5,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2001          26,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2000          60,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     1999          40,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

Mick Schumacher (2)  2001          50,000     -0-           40,000 (3)   -0-            -0-           -0-        -0-
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

Not  applicable

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

                           Name and                     Amount and
                           Address of                    Nature of              Percent of
Title of Class             Beneficial Owner (1)        Beneficial Ownership       Class
-------------------------  ---------------------       --------------------    -----------
Common Stock               Joseph M. Naughton              9,547,125 (2)         6.9%
Preferred Stock                                                    0             0.0%
Common Stock               James M. Cannon                 1,168,000 (3)         1.1%
Preferred Stock                                                    0             0.0%
Common Stock               Scott Claverie                    937,500             1.0%
Preferred Stock                                                    0             0.0%
  Bill Tillson
     14623 Deervale Place
Preferred Stock            Sherman Oaks, CA 91403             40,000             8.0%

Common Stock               All Officers and Directors
                           as a Group (3 persons)         11,652,625 (2,3)       8.5%
                                                           --------------        ----

1. Except as otherwise set forth, the address for each of these shareholders is c/o Go Online Networks Corporation, 5681 Beach Boulevard, Suite 101/100, Buena Park, CA 90621.
2. Mr. Naughton's shares are held through several different entities and trusts, as to which Mr. Naughton is the primary beneficial owner, including The Lynde Group, The Naughton Family Trust, JNNE, Inc., and a JWTROS account with his deceased spouseOther than Mr. Naughton's beneficial ownership of such shares through such entities and trusts, none of such entities or trusts has any relationship with Go Online.
3. Reflects 158,000 shares which Mr. Cannon owns directly and up to 1,000,000 shares which Mr. Cannon could obtain upon the exercise of a warrant to purchase shares of common stock at $.20 per share.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Joseph M. Naughton, our Chief Executive Officer has made several loans to Go Online. As of December 31, 2002 and as of December 31, 2001 the amounts payable to Mr. Naughton for advances totaled $288,681 and $311,388 respectively. In addition there is unpaid compensation due to him of $5,000 for 2002, $30,000 for 2001 and $96,000 as of December 31, 2000. A portion of Mr. Naughton's unpaid salary was converted to stock during fiscal year 2000 and during fiscal 2001. The balances payable to Mr. Naughton are uncollateralized, bear no interest and are payable on demand. This loan is on terms which are substantially better than could be obtained from third parties.


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

     10.24  (1)     Joint  Venture  Agreement  by  and  between  Jones  Naughton
Entertainment,  Inc.  and  Scott  Claverie,  dated  February  26,  1999.

     10.25  (1)     Employment  Agreement  between Jones Naughton Entertainment,
Inc.  and  James  Cannon,  effective  April  12,  1999.

     10.26  (1)     Stock  Exchange  Agreement  by  and  between  Jones Naughton
Entertainment,  Inc.  and  Scott  Claverie,  dated  April  19,  1999.

     10.27  (1)     Independent  Consultant  Agreement  between  Jones  Naughton
Entertainment,  Inc.  and  Michael  Abelson,  effective  May  1,  1999.

     10.28  (1)     Marketing  Agreement  between  Jones Naughton Entertainment,
Inc.  and  PDQ  Internet,  dated  May  3,  1999.

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

     10.34  (1)     Form  of  Securities  Subscription  Agreement  between Jones
Naughton Entertainment, Inc. and certain Investors for 3% Series A Convertible Debentures due July 30, 2000.

     10.35  (1)     Form of 3% Series A Convertible Debenture due July 30, 2000.

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

     10.41 (1)     Lease Proposal for 5681 Beach Blvd., Buena Park, CA 90621 for
Jones  Naughton  Entertainment,  Inc.  dated  July  21,  1999.

     10.42  (1)     Lease  Agreement  between  GoOn-Line.com  and  Design  Arts
Building  Associates  dated  April  29,  1999.

     10.43  (1)     Securities  Purchase  Agreement  between  Go Online Networks
Corporation  and  Triton  Private Equities Fund, L.P., dated September 20, 1999.

     10.44  (1)     Series  1999-A Eight Percent Convertible Promissory Note due
October 1, 2001 dated September 21, 1999 issued to Triton Private Equities Fund, L.P.

     10.45  (1)     Warrant  to  Purchase  Common Stock dated September 21, 1999 issued  to  Triton  Private  Equities  Fund,  L.P.

     10.46  (1)     Registration  Rights  Agreement  between  Go Online Networks
Corporation  and  Triton  Private  Equities Fund, L.P. dated September 20, 1999.

     10.47 (1)     Escrow Agreement among Go Online Networks Corporation, Triton
Private Equities Fund, L.P. and H. Glenn Bagwell, Jr., as escrow agent, dated as of September 20, 1999.

     10.48  (1)     Employment Agreement between AMS Acquisition Corp. and Scott
Claverie  dated  September  1,  1999.

     10.49  (1)     Form  of  Site  Agreement.

     10.50  (1)     Agreement  between  Auctionomics,  Inc.  and  Classified
Auctions.com,  LLC

     10.51  (1)     Agreement between Ingram Book Company and Go Online Networks
Corporation  dated  November  22,  1999.

     10.52  (1)     Agreement  between  LinkShare  Corporation  and  Go  Online
Networks  Corporation.

     10.53  (1)     Agreement  between Infotouch Technologies Corporation and Go
Online  Networks  Corporation  dated  June  22,  1999.

     10.54  (1)     Addendum  to  Employment  Agreement  for  James  Cannon.

     10.55  (2)     Consulting  Agreement  with  Ralph  Testa dated February 10,
2000.

     10.56  (2)     Consulting  Agreement  with Bridgett Browner dated March 13,
2000.

     10.57  (3)     Consulting  Agreement  with  Nathan  Wolfstein dated May 10,
2000.

     10.58  (3)     Consulting  Agreement with Harvey Turell dated May 10, 2000.

     10.59 (4)     Reorganization and Stock Purchase Agreement by and between Go
Online  Networks  Corporation  and  Auctionomics,  Inc.  dated  May  10,  2000.

     10.60  (5)     Amended  and  Restated  Reorganization  and  Stock  Purchase
Agreement between Go Online Networks Corporation, Digital West and Andrew Hart dated August 4, 2000.

     10.61 (5)     Employment Agreement between Digital West Marketing, Inc. and
Andrew  Hart  dated  August  31,  2000.

     10.62 (6)     Consulting Agreement with Blaine Riley dated August 24, 2000.

     10.63  (6)     Consulting  Agreement  with James Marione dated September 5,
2000.

     10.64  (7)     Reorganization  Agreement  GONT,  Westlake  and  NetStrat.

     10.65  (7)     Reorganization  Agreement  GONT,  Westlake  and  Amer.

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

     10.79  (11)     Common  Stock  Purchase  Warrant issued by ICOA, Inc. to Go
Online  Networks  Corporation  dated  December  17,  2001.

     10.80  (13)     Triton  Note  Extension

     10.81  (13)     PMR  and  Associates  Consulting  Agreement

     16.1  (12)     Change  in  Accountants

     21  (7)          List  of  Subsidiaries

     99.1          Sarbanes  Oxley  Certification

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

8) Filed with Go Online's Form S-8 Registration Statement filed on January 10, 2001.

9) Filed with Go Online's Amendment No. 1 to Registration Statement on Form S-4 filed on March 9, 2001.

10) Filed with Go Online's Form SB-2 Registration Statement filed on January 17, 2002.

11) Filed with Go Online's Form 10-KSB filed on April 15, 2002 for the period ended December 31, 2001.

12) Filed with Go Online's Form 8-K filed with the Securities and Exchange Commission on April 29, 2002

13) Filed with Go Online's Amendment No. 3 to Form SB-2 Registration Statement, filed with the Securities and Exchange Commission on September 10, 2002.

     (b)     REPORTS  ON  FORM  8-K


Not  applicable

ITEM  14.  CONTROLS  AND  PROCEDURES

     Evaluation of disclosure controls and procedures. The Company has not preformed an evaluation of the Company's disclosure and procedures, as that term is defined in Rule 13a-14 of the Securities Exchange Art of 1934, as amended (the "Exchange Act"). The Company expects to have concluded its evaluation of these controls by May 15, 2003 and will report its results in the Form 10-QSB due thereon.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March  31,  2003           Go  Online  Networks  Corporation


                                   /s/  Joseph  M.  Naughton

                                   Joseph M. Naughton, Chief Executive Officer and Director

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES



                                    CONTENTS


PAGES    1-2   INDEPENDENT ACCOUNTANTS' REPORTS

PAGE     3     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE     4     CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED
               DECEMBER  31,  2002  AND  2001

PAGE     5-6   CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE     7     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
               DECEMBER 31, 2002 AND 2001

PAGES    8-24  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER
               31, 2002 AND 2001

                         INDEPENDENT ACCOUNTANTS' REPORT


Board  of  Directors
Go  Online  Networks,  Inc.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of Go Online Networks, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go Online Networks, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a working capital deficiency of $3,916,234, an accumulated deficit of $15,566,139 and a stockholders' deficiency of $3,782,751. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  Florida
March  3,  2003

                         Independent Accountants' Report

Board  of  Directors
Go  Online  Networks,  Inc.

We have audited the accompanying consolidated balance sheets of Go Online Networks, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go Online Networks, Inc. as of December 31, 2001 and the consolidated results of its operations, stockholders' equity, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Miller  and  McCollom

MILLER  AND  MCCOLLOM
Certified  Public  Accountants
4350  Wadsworth  Boulevard,  Suite  300
Wheat  Ridge,  Colorado  80033


March  2,  2002  (Except  for  Note  13,  which  is  as  of  April  24,  2002)

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001




                                     ASSETS
                                     ------
                                                                  2002           2001
                                                          ------------   -------------
CURRENT ASSETS
Cash                                                      $    327,540   $    179,918
Accounts receivable, net                                       265,932        233,434
Inventories                                                    797,949        916,817
Prepaid expenses and other current items                         2,039          2,757
Deferred refurbishing expenses                                  70,354         53,882
                                                          ------------   -------------
Total Current Assets                                         1,463,814      1,386,808
                                                          ------------   -------------

PROPERTY AND EQUIPMENT
   - NET OF ACCUMULATED DEPRECIATION
     OF $135,061 IN 2002 AND $297,860 IN 2001                   45,776        140,066

OTHER ASSETS
Other assets - deposits                                         25,171         32,711
Deferred financing costs                                        62,536        138,556
                                                          ------------   -------------
Total Other Assets                                              87,707        171,267
                                                          ------------   -------------

TOTAL ASSETS                                              $  1,597,297   $  1,698,141
                                                          ============   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

CURRENT LIABILITIES
Accounts payable and
   accrued expenses                                       $  1,093,301   $  1,916,919
Accrued lease obligations                                        1,633         14,479
Accrued interest payable                                       341,115        403,738
Note payable and accrued
   interest thereon                                            161,546        154,356
Advances payable                                               950,000        950,000
Current portion of convertible
   notes and debentures                                      2,538,772        784,118
Advances from and accrued expenses
   due to officer                                              293,681        407,388
                                                          ------------   -------------
Total Current Liabilities                                    5,380,048      4,630,998

CONVERTIBLE NOTES AND DEBENTURES
   NET OF CURRENT PORTION                                            -      1,770,882
                                                          ------------   -------------

TOTAL LIABILITIES                                            5,380,048      6,401,880
                                                          ============   =============

COMMITMENTS AND CONTINGENCIES                                        -              -

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock, $0.001 par value,
   10,000,000 shares authorized, 3,709,559 and 663,333
   issued and outstanding at December 31, 2002 and 2001,
   respectively                                                  3,709            663
Series B Convertible Preferred Stock, $100 par value,
   2,000 shares authorized, 2,000 shares issued and
   outstanding at December 31, 2002 and 2001                   200,000        200,000
Common stock, $0.001 par value, 200,000,000 shares
   authorized, 137,617,656, and 99,560,116 shares issued
   and outstanding at December 31, 2002 and 2001,
   respectively                                                137,618         99,560
Outstanding common stock warrants                               30,000         30,000
Additional paid-in capital                                  11,412,061     10,671,749
Accumulated deficit                                        (15,566,139)   (15,705,711)
                                                          ------------   -------------

TOTAL STOCKHOLDERS' DEFICIENCY                              (3,782,751)    (4,703,739)
                                                          ------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                  $  1,597,297   $  1,698,141
                                                          ============   =============

    The accompanying notes are an integral part of these consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002          2001
                                                 -------------  ------------

REVENUES                                         $ 12,346,558   $ 6,128,555

COST OF REVENUES                                   10,075,838     5,651,692
                                                 -------------  ------------

GROSS PROFIT                                        2,270,720       476,863
                                                 -------------  ------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes         630,556       710,157
General and administrative                            515,964       492,362
Legal and professional fees                           373,961       269,177
Rent                                                  164,725       148,222
Depreciation and amortization                          44,519       284,364
Write off of goodwill                                       -       749,055
                                                 -------------  ------------
Total Operating Expenses                            1,729,725     2,653,337
                                                 -------------  ------------

INCOME (LOSS) FROM OPERATIONS                         540,995    (2,176,474)
                                                 -------------  ------------

OTHER INCOME (EXPENSE)
Interest expense                                     (364,456)     (323,834)
Other income (expense)                                (36,967)      (42,628)
                                                 -------------  ------------
Total Other Income (Expense)                         (401,423)     (366,462)
                                                 -------------  ------------

NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS                              139,572    (2,542,936)
                                                 -------------  ------------

DISCONTINUED OPERATIONS
Loss from discontinued operations                           -      (544,939)
Loss on disposal of discontinued operations                 -      (319,520)
                                                 -------------  ------------

NET INCOME (LOSS)                                $    139,572   $(3,407,395)
                                                 =============  ============

BASIC NET INCOME (LOSS)
   PER COMMON SHARE
Net income (loss) from continuing operations     $          -   $      (.03)
                                                 =============  ============
Net income (loss) from discontinued operations   $          -   $      (.01)
                                                 =============  ============
Net income (loss) per common share               $          -   $      (.04)
                                                 =============  ============

DILUTED NET INCOME (LOSS)
   PER COMMON SHARE
Net income (loss)                                $          -   $      (.04)
                                                 =============  ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
Basic                                             113,892,648    92,910,230
                                                 =============  ============
Diluted                                           193,766,823    92,910,230
                                                 =============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                             Series A Convertible       Series B Convertible
                             Preferred Stock            Preferred Stock                  Common Stock
                             Shares          Amount     Shares        Amount         Shares          Amount
                             ---------     ----------   -------    -----------      ----------     --------------
Balance, December 31, 2000     663,333     $      663     2,000    $   200,000      86,260,393     $       86,260

Common stock issued
   for debt conversion               -              -         -              -       2,527,767              2,527

Common stock issued
   for services                      -              -         -              -      10,771,956             10,773

Issuance of warrants
   for financing                     -              -          -             -               -                  -

Issuance of warrants
   to employee                       -              -          -             -               -                  -

Net loss for the year ended
   December 31, 2001                 -              -          -             -               -                  -
                             ---------     ----------   -------    -----------      ----------     --------------

Balance, December 31, 2001     663,333            663      2,000       200,000      99,560,116             99,560

Preferred stock issued for
   compensation                565,000            565          -             -               -                  -

Preferred stock issued
   for services              2,500,000          2,500          -             -               -                  -

Conversion of Series A
   convertible preferred
   stock into common stock     (18,774)           (19)         -             -          18,774                 19

Common stock issued
   for services                      -              -          -             -       3,187,500              3,188

Common stock
   issued for
   compensation                      -              -          -             -       5,270,476              5,270

Common stock issued
   for payment of debt
   and accrued interest              -              -          -             -      18,005,790             18,006


[ABOVE TABLE CONTINUED ON RIGHT HAND SIDE]




                             Common Stock                                           Total
                             Warrants                      Paid In                     Stockholders'
                             Shares          Amount        Capital          Deficit       Deficiency
                             ---------     ----------     -----------    -------------  --------------
Balance, December 31, 2000     750,000     $   30,000     $ 9,925,554    $(12,298,316)   $ (2,055,839)

Common stock issued
   for debt conversion               -              -         117,473               -         120,000

Common stock issued
   for services                      -              -         529,578               -         540,351

Issuance of warrants
   for financing                     -              -          79,144               -          79,144

Issuance of warrants
   to employee                       -              -          20,000                -         20,000

Net loss for the year ended
   December 31, 2001                 -              -               -       (3,407,395)    (3,407,395)
                             ---------     ----------     -----------    -------------  --------------

Balance, December 31, 2001     750,000         30,000      10,671,749      (15,705,711)    (4,703,739)

Preferred stock issued for
   compensation                      -              -          16,385                -         16,950

Preferred stock issued
   for services                      -              -          72,500                -         75,000

Conversion of Series A
   convertible preferred
   stock into common stock           -              -               -                -              -

Common stock issued
   for services                      -              -         121,187                -        124,375

Common stock
   issued for
   compensation                      -              -         132,491                -        137,761

Common stock issued
   for payment of debt
   and accrued interest              -              -         287,401                -        305,407


    The accompanying notes are an integral part of these consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

[CONTINUED]



                             Series A Convertible       Series B Convertible
                             Preferred Stock            Preferred Stock                  Common Stock
                             Shares          Amount     Shares        Amount         Shares          Amount
                             ---------     ----------   -------    -----------      ----------     --------------
Common stock issued
   for payment of amounts
   due to officer                    -              -         -              -       2,400,000              2,400

Common stock issued
   for debt fees                     -              -         -              -       9,175,000              9,175

Issuance of warrants
   for loan extension                -              -          -             -               -                  -

Net income for the year ended
   December 31, 2002                 -              -          -             -               -                  -
                             ---------     ----------   -------    -----------      ----------     --------------

Balance, December 31, 2002   3,709,559          3,709      2,000       200,000     137,617,656            137,618
                             =========     ==========   ========   ===========     ===========     ==============


[ABOVE TABLE CONTINUED ON RIGHT HAND SIDE]




                             Common Stock                                           Total
                             Warrants                      Paid In                     Stockholders'
                             Shares          Amount        Capital          Deficit       Deficiency
                             ---------     ----------     -----------    -------------  --------------
Common stock issued
   for payment of amounts
   due to officer                    -              -          45,600               -          48,000

Common stock issued
   for debt fees                     -              -          50,866               -          60,041

Issuance of warrants
   for loan extension                -              -          13,882               -          13,882

Net income for the year ended
   December 31, 2002                 -              -               -          139,572        139,572)
                             ---------     ----------     -----------    -------------  --------------

Balance, December 31, 2002     750,000         30,000      11,412,061      (15,566,139)    (3,782,751)
                             =========     ==========     ===========    =============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002          2001
                                                     ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ 139,572   $(3,407,395)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Depreciation and amortization                           44,519       459,871
Amortization of deferred financing costs                76,020        13,484
Provision for doubtful accounts                          6,931             -
Provision for sales returns and allowances              27,315             -
Write-off of goodwill                                        -       749,055
Loss on disposal of equipment                           49,455             -
Loss on sale of kiosk division                               -       319,520
(Gain) loss on sale of property and equipment           (2,784)        6,643
Warrants issued to extend debt                          13,882             -
Stock issued for debt fees                              60,041             -
Stock issued in lieu of compensation                   154,714             -
Stock and common stock warrants issued for services    199,376       639,495
Changes in operating assets and liabilities:
(Increase) in accounts receivable                      (66,744)     (172,193)
(Increase) decrease in inventory                       118,868      (788,856)
Decrease in prepaid expenses and other current assets      718         4,613
(Increase) in deferred refurbishing expenses           (16,472)      (53,882)
Decrease in other assets - deposits                      7,539        11,025
Increase (decrease) in accounts payable and
   accrued expenses                                   (823,618)    1,458,411
Increase in accrued interest payable                   233,743             -
                                                     ----------  ------------
Net Cash Provided By (Used In) Operating Activities    223,075      (760,209)
                                                     ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment                           -          (862)
Proceeds from the sale of property and equipment         3,100           500
Investment in note receivable                                -      (100,000)
                                                     ----------  ------------
Net Cash Provided By (Used In) Investing Activities      3,100      (100,362)
                                                     ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from officer advances          (65,707)       19,244
Proceeds from convertible debentures and loans, net          -       999,228
Payment on leases                                      (12,846)      (21,315)
                                                     ----------  ------------
Net Cash (Used In) Provided By Financing Activities    (78,553)      997,157
                                                     ----------  ------------

NET INCREASE IN CASH                                   147,622       136,586

CASH - BEGINNING OF YEAR                               179,918        43,332
                                                     ----------  ------------

CASH - END OF YEAR                                   $ 327,540   $   179,918
                                                     ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest                               $       -   $    61,000
                                                     ==========  ============
Cash paid for income taxes                           $     800   $         -
                                                     ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
---------------------------------------------------------------------

Common stock issued for payment of convertible debt  $  16,019   $   120,000
                                                     ==========  ============
Common stock issued for payment of accrued
   interest on convertible debt                      $ 289,176   $         -
                                                     ==========  ============
Common stock issued for payment of amount
   due to officer                                    $  48,000   $         -
                                                     ==========  ============
Warrants received for sale of assets                 $       -   $   133,333
                                                     ==========  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(A)  Organization  and  Principles  of  Consolidation

The consolidated financial statements of Go Online Networks Corporation (formerly Jones Naughton Entertainment, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries AMS Acquisition Corp. ("AMS"), Digital West Marketing, Inc., ("Digital"), and Westlake Capital Corp. (Westlake) for the purpose of becoming a reporting company with the Securities and Exchange Commission. The Company's only operating subsidiary, Digital, is principally in the computer and related products refurbishing businesses. AMS, a 75% owned subsidiary, was disposed of during December 2001 (see Note 16). All material inter-company accounts have been eliminated in consolidation. The Company has selected December 31 as its year-end.

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

(C)  Cash  and  Cash  Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company as of December 31, 2002 and 2001.

(D)  Concentration  of  Credit  Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

(E)  Fair  Value  of  Financial  Instruments

Financial  Accounting  Standards  Board  ("FASB")  issued Statement of Financial
Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued expenses, accrued interest payable, advances payable, amounts due to officer, and the current portions of notes and debentures payable approximate their estimated fair values due to their short-term maturities.

(F)  Earnings  Per  Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by weighted average number of common shares outstanding. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and the exercise of stock options or warrants only in the periods in which such effect would have been dilutive.

(G)  Inventories

Inventories primarily consist of used computer hardware and hand-held data organizers that are stated at the lower of cost or market. Cost is determined using the specific identification method for computer systems and average cost for all other types of inventory.

Costs incurred to refurbish unsold computer systems, including parts and labor, are shown as deferred refurbishing costs. The Company's primary supplier of computers to be refurbished has a first lien position on inventory for any unpaid accounts payable.

(H)  Property  and  Equipment

The Company carries its investment in equipment, consisting principally of office equipment and computer refurbishing equipment, at cost net of accumulated depreciation. Depreciation is computed based on the useful life of the equipment over a period of three to ten years on a straight-line basis for both financial reporting and income tax purposes. Maintenance and repairs are charged to expense when incurred. Major improvements are capitalized.

(I)  Segment  Information

The Company's business is organized, managed and internally reported as a single segment. All revenues except of immaterial amounts are derived from computer refurbishment in the United States.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

(J)  Stock  Issued  for  Services

The Company has issued stock to certain individuals and companies for services. The market value of the shares issued was recorded as an expense in the accompanying financial statements on the applicable grant dates.

(K)  Stock-Based  Compensation  Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123. The Company did not issue any options to employees during the year ended December 31, 2002.

(L)  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized (See Note 9).

(M)  Valuation  of  Long-Lived  Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company recorded a loss on the disposal of equipment of $49,455, which has been included as other expenses in the accompanying consolidated statement of operations.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

On August 31, 2000, the Company recorded goodwill in connection with the acquisition of Digital for approximately $1,021,440. During December 2001, the Company determined, in accordance with SFAS 121 and its undiscounted future cash flow model, that the value of the goodwill related to the acquisition of Digital was impaired. Accordingly, the Company wrote off the unamortized balance of the goodwill during fiscal 2001.

(N)  Revenue  Recognition  and  Warranties

Most of the Company's sales are of used products that are sold "as is" for a fixed price, FOB shipping point. Revenue from product sales is recognized when title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment, if necessary. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB 101 for all periods presented.

Products  are  sold  without  warranties  except  for manufacturers' warranties.

(O)  Shipping  and  Handling

Shipping and handling revenues and costs for fiscal years 2002 and 2001, respectively, are included in Revenues and Cost of Goods, respectively, in the accompanying consolidated statements of operations.

(P)  Advertising

The Company expenses advertising costs as incurred. Total advertising costs for the years ended December 31, 2002 and 2001 were not material.

     (Q)  Deferred  Financing  Costs

Deferred financing costs are amortized on the straight-line method over the term of the related convertible debentures (see Note 12). In connection with the issuances of some of its convertible debentures during fiscal 2001, the Company incurred approximately $152,040 in financing costs to be amortized over the term of the applicable loans. The Company amortized $76,020 and $13,484 of financing costs during the years ended December 31, 2002 and 2001, respectively. The amortized financing costs have been included as interest expense in the accompanying consolidated statement of operations.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

(R)  Reclassifications

Certain reclassifications have been made to the previously reported statements to conform to the Company's current consolidated financial statement format.

(S)  Recent  Accounting  Pronouncements

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The Company does not believe the adoption of these pronouncements will have a material impact on its consolidated financial statements.

(T)  Basis  of  Presentation  -  Going  Concern

The accompanying financial statements have been prepared in conformity with principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has a working capital deficiency of $3,916,234, an accumulated deficit of $15,566,139 and a stockholders' deficiency of $3,782,751, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue in operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenue.


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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE  2     ACCOUNTS  RECEIVABLE

The Company has an agreement with some of its customers that allows returns of merchandise. Accordingly, a reserve for accounts receivable returns has been provided. The reserve accounts require the use of estimates, which could differ from actual results. The Company believes the techniques and assumptions used in establishing the reserve accounts are appropriate. As of December 31, 2002 and 2001, the Company recorded a reserve against accounts receivable of $33,921 and $5,652, respectively.

Accounts receivable is stated net of the following allowances as of the years ended December 31:

                                                    2002            2001
                                                -----------     -----------
Allowance for doubtful accounts                 $     6,606     $     5,652
Allowance for sales returns and allowances           27,315               -
                                                -----------     -----------

      Total allowances                          $    33,921     $     5,652
                                                ===========     ===========

NOTE  3     RELATED  PARTY  TRANSACTIONS

The Company's chief executive officer has loaned various amounts to the Company to meet operating cash flow requirements and has unpaid compensation due him. The balances due him were $293,681 and $407,388 as of December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company issued 2,400,000 of its common stock to the chief executive officer for payment of $48,000 of the outstanding amounts due him. The value of the stock issued to the officer was computed based upon the closing market prices of the common stock on the applicable payment date.

NOTE  4     ISSUANCE  OF  COMMON  STOCK

During the year ended December 31, 2002, the Company issued 3,187,500 shares of common stock in lieu of compensation for consulting and professional services performed. The value of the consulting and professional services performed totaled approximately $124,375, which was computed based upon the closing market prices of the common stock on the applicable payment dates.

During the year ended December 31, 2002, the Company issued 5,270,476 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was $137,764, which was computed based upon the closing market prices of the common stock on the applicable payment dates.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

During the year ended December 31, 2002, the Company issued 18,005,790 shares of common stock for the payment of outstanding principal and accrued interest on its convertible debt. The common stock issued was to relieve $16,019 and $289,388 of outstanding principal and accrued interest, respectively. Conversion prices are based upon the terms stated in the convertible debenture agreements (see Notes 11 and 12). The Company also issued 9,175,000 shares of common stock for payment of late fees and other charges relating to the convertible debentures. The value of the late fees and other charges totaled $60,041, which was computed based on the closing market prices of the common stock on the applicable payment date and is included in interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2002.

During the year ended December 31, 2001, the Company issued 2,527,767 shares in exchange for conversion of convertible debentures and 10,771,956 shares for services. The value of the shares issued for payment on the convertible debentures and services totaled approximately $120,000 and $540,351, respectively, which was computed based upon the terms stated in the applicable convertible debenture agreements and on the closing market prices of the common stock on the applicable payment date, respectively.

Included in the 10,771,956 shares was a total of 2,528,930 shares that were issued during 2001 to a person who was a Company officer for a portion of the year. Of the amount issued to the former officer, 1,368,930 shares were issued for consulting services accrued as of December 31, 2000 prior to the person becoming an officer.

NOTE  5     PREFERRED  STOCK

The Company had outstanding 3,709,559 and 663,333 shares of Series A Preferred Stock as of December 31, 2002 and 2001, respectively. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the option of the holder. The Series A Preferred Stock votes on equal per share basis with the Common Stock, and is eligible to receive equivalent dividends to the shares of Common Stock. In the event of a liquidation of the Company, the Series A Preferred Stock has a liquidation preference of the number of shares plus 8% from the time of issuance.

The Company had outstanding 2000 shares of Series B $100 Principal Amount Preferred Stock as of December 31, 2002 and 2001. Upon the event that Digital reports positive net income for one calendar quarter, the Series B shareholder will become entitled to receive dividends on the same per share basis as holders of Common Stock, have all voting rights and liquidation rights as a share of Common Stock, and the right to convert to Common Stock at a conversion price determined by an average closing price of the Common Stock for a period preceding conversion date. The Company did not pay or accrue any dividends on its Common Stock and Series B Preferred Stock during fiscal 2002 and 2001.

During the year ended December 31, 2002, the Company issued 2,500,000 and 565,000 shares of its Series A Preferred Stock to a consultant and certain employees, respectively. Total value of the preferred stock issued to the consultant totaled approximately $75,000, which was valued based upon its

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


conversion rights into the Company's common stock (one for one) on the applicable payment dates. The value of the preferred stock issued to employees as compensation total approximately $16,950, based upon its conversion rights into the Company's common stock on the applicable payment dates.

On June 28, 2002, a holder of Series A Preferred Stock converted 18,774 shares into the Company's common stock on a one for one basis.

NOTE  6     RISKS  AND  UNCERTAINTIES,  CONCENTRATION  OF  BUSINESS

The  Company's  source  for  inventory is predominately dependent on one vendor.
The Company is currently seeking alternative sources for purchasing its inventory.

The Company's customers and vendors are principally in the U.S.A., with a significant concentration in California. Since the Company's business is principally in computer related activities, this concentration of operations results in an inherent risk and uncertainty. The Company had one customer, which accounted for approximately 15% of total revenues for the year ended December 31, 2002. Sales from the Company's top five customers totaled approximately 37% of total revenue for the year ended December 31, 2002.

NOTE  7     ADVANCES  PAYABLE

During fiscal year 2000, the Company received $700,000 and $250,000 from NetStrat, Inc. ("NetStrat") and Amer Software, Inc.("Amer Software"), respectively,(NetStrat and Amer Software will be collectively referred to as the "Investors") relating to the acquisition of the Company's only operating subsidiary Digital. The consideration given to NetStrat and Amer Software was to issue 4,166,666 and 1,388,888 shares, respectively, of the Company's common stock in a private placement for the proposed acquisition/merger of NetStrat and Amer Software with the Company. The Company received the money during 2000, however never executed or completed the proposed merger. Since the Company received the money from the Investors and no note was ever executed between the two parties, the Company recorded an advances payable for $950,000 during the year ended December 31, 2000. As of December 31, 2002 and 2001, the amount due to those Investors remained on the consolidated balance sheets as advances payable. During March 2003, the Company issued promissory notes for the amounts due to those Investors replacing the advances payable. The notes will accrue interest of 8% per annum and are due 90 days after a written demand from the Investors.

NOTE  8     ACCOUNTS  RECEIVABLE  -  RETRONICS,  INC.  -  RELATED  PARTY

The Company's subsidiary, Digital, has made sales to a company controlled by Digital's former president, who was terminated in November 2001. Such sales, made prior to termination, totaled $1,657,618 during 2001, and represent approximately 31% of Digital's total 2001 sales. The sales for 2001 represented the amounts sold through November 5, 2001, which were the sales made prior to Digital's former president's termination. Retronics, Inc. also owes the Company for amounts paid by the Company that should have been paid by Retronics, Inc. The accompanying financial statements include a valuation reserve provision for the entire account receivable of approximately $132,000 during fiscal 2001. Total sales made to Retronics, Inc., on a C.O.D basis were approximately
$550,000  or  4%  of  total  sales  during  the  year  ended  December 31, 2002.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE  9     INCOME  TAXES

No provision for Federal and state income taxes has been recorded as the Company has net operating loss carryforwards to offset any net income for the year ended December 31, 2002. As of December 31, 2002, the Company had approximately $15,500,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Such carryforwards expire through 2022. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets as of December 31, 2002 and 2001 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately $5,310,000 and $4,710,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets as of December 31, 2002 and 2001 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

NOTE  10     NOTES  PAYABLE  AND  ACCRUED  INTEREST

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. The balances payable, including interest, at December 31, 2002 are $78,459 and $83,087, respectively. The balances payable, including interest, at December 31, 2001, were $79,412 and $74,990, respectively. As of December 31, 2002, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE  11     ISSUANCE  OF  SERIES  2000  -  A  EIGHT  PERCENT  CONVERTIBLE NOTES

Effective January 10, 2000 and March 15, 2000, the Company entered into a Securities Purchase Agreement whereby two buyers agreed to purchase from the Company a total of $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments of principal and interest on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. Accrued interest may be payable either in cash or Common Stock at the holder's option. If interest is paid in Common Stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the Common Stock for the ten trading days prior to the due date of such interest. The Notes are convertible into Common Stock, upon certain Registration, and for prices determined at various dates as defined in the Agreement.

During 2001, $120,000 of the convertible notes was converted to common stock leaving a remaining balance of $880,000. None of the outstanding principal balances of the convertible notes were converted into common stock or repaid during 2002.

The Company made interest payments of $289,386 and $61,000 during the years ended December 31, 2002 and 2001, respectively. On February 27, 2002, the maturity date of the $880,000 outstanding principal amount of the Series - A convertible debentures was extended to January 1, 2003. In consideration for the extension, the Company issued a warrant for the purchase of 1,000,000 shares of common stock at $0.05 per share and an additional warrant for 1,000,000 shares of common stock at $0.02 per share until February 22, 2007. The Company recorded a financing charge, include as interest expense, of $13,882 in connection with the warrants issued. These warrants were valued using the Black Scholes pricing model.

As of March 2003, the Company has not repaid any of the outstanding principal balance and unpaid accrued interest thereon, and the holders have not converted any of the Series - A convertible debentures. The Company has not issued or paid any additional consideration to extend the due date on the Series - A convertible debentures as of March 2003. Accordingly, the total outstanding principal balance and any accrued interest related to the Series - A convertible debentures have been classified as current liabilities on the consolidated balance sheet as of December 31, 2002.

NOTE  12     CONVERTIBLE  DEBENTURES  AND  NOTES  PAYABLE

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable with interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of March 2003, the Company has not repaid any of the outstanding principal balance and the holders have not

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

converted any of the convertible debentures. Also, the Company has not issued or paid any additional consideration to extend the due date on the convertible debentures as of March 2003. Accordingly, the total outstanding principal balance and any accrued interest related to the convertible debentures have been classified as current liabilities on the consolidated balance sheet as of December 31, 2002.

On January 12, 2001 the Company issued a convertible note for $375,000, due January 12, 2003 with interest payable quarterly at 10% per annum. Interest was payable in cash or in common stock at the holder's option and commenced on January 12, 2001, continuing until the outstanding principal amount has been paid or duly provided for. The note is exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder at a conversion price for each share of common stock at $0.045 per share. As of December 31, 2002, the unpaid principal balance and accrued interest of the note totaled $375,000 and $75,000, respectively. As of March 2003, the Company has not repaid any of the outstanding principal balance and the holder has not converted any portion of the convertible note. The Company has not issued or paid any additional consideration to extend the due date on the convertible note as of March 2003. Accordingly, the total outstanding principal balance and any accrued interest related to the convertible note have been classified as current liabilities on the consolidated balance sheet as of December 31, 2002.

On May 3, 2001, the Company issued $500,000, eight percent convertible debentures due May 3, 2003. The debentures are convertible at the lower of eighty percent of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or eighty percent of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99 percent of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's president. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of common stock at 110 percent of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001. The warrant exercise price is $0.06196 per share and is exercisable until May 3, 2006.

On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of eighty percent of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or eighty percent of the average of the ten lowest closing bid

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a common stock purchase warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price, currently $0.34 per share.

During the year ended December 31, 2002, the Company issued 9,175,000 shares of its common stock to the holders of the convertible debentures for payment of late fees and other charges. The value of the late fees and other charges totaled $60,041, which was computed based on the market prices of the common stock on the applicable payment date and is included in interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2002. (See Note 17)

The debentures and notes included herein and the Series 2000-A 8% convertible notes described in the preceding Note 11 are summarized as follows:


                                                            December 31,
                                                            2002          2001
                                                     ------------- -------------
Series 2000-A Convertible debenture 8%,
   due January 1, 2003                               $     880,000 $     880,000
Convertible debenture payable, 10%,
   due July 2002                                           550,000       550,000
Convertible note payable 10%,
   due January 12, 2003                                    375,000       375,000
Convertible note payable, 8%,
   due May 3, 2003                                         483,772       500,000
Convertible note payable, 8%,
   due December 18, 2003                                   250,000       250,000
                                                     ------------- -------------
      Total                                              2,538,772     2,555,000
Less current portion                                     2,538,772       784,118
                                                     ------------- -------------
      Total long term notes and debentures           $           -  $  1,770,882
                                                     ============= =============

NOTE  13     STOCK  BASED  COMPENSATION  AND  STOCK  OPTION  PLAN

(A)  Stock  Option  Plan

The Company has a Non-statutory Stock Option Plan and an Incentive Stock Option Plan, effective November 15, 2000 through December 31, 2009. The plan is administered by the board of directors. Under the plans, the company may grant options up to 5% of the outstanding stock at December 31 of the preceding year (4,645,512 for 2002). The exercise price can range between 50% to 110% of the fair market value of the Company's stock on the date of grant. The board of directors, with certain additional restrictions, may fix terms and the vesting period. During the years ended December 31, 2002 and 2001, no options were issued under this plan.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

(B)  Stock  Options  and  Warrants

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

The Company's Board of Directors has granted non-qualified stock options and warrants to officers, directors, employees and investors of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2002 and 2001.




                      Non-         Weighted
                      Employee     Average
                      Employee     Options and   Exercise
                      Options      Warrants      Price
                      -----------  ------------  ----------

Options Outstanding,
   December 31, 2000   1,800,000       126,560   $     .36
Granted                  250,000     1,600,000   $     .07
Exercised                      -             -   $       -
Cancelled             (1,800,000)     (126,560)  $    (.36)
                      -----------  ------------  ----------

Options Outstanding,
   December 31, 2001     250,000     1,600,000   $     .07
Granted                        -     2,000,000   $     .04
Exercised                      -             -   $       -
Cancelled                      -             -   $       -
                      -----------  ------------  ----------

Options Outstanding,
   December 31, 2002     250,000     3,600,000   $     .05
                      ===========  ============  ==========

For all options and warrants granted during 2001, the weighted average fair value of the grants at market was $.05. The fair value of the 1,850,000 options issued above and below market was calculated to be $86,154. For all options and warrants granted in 2002, the weighted average fair value of the grants at market was $.01. The fair value of the 2,000,000 options and warrants issued above was calculated to be $13,882.

The weighted average remaining life of all options and warrants as of December 31, 2002, was approximately 3.8 years. As of December 31, 2002, all options were fully vested and exercisable.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

If not previously exercised, options outstanding at December 31, 2002, will expire as follows:

                                               Weighted
                          Range of Exercise    Average
                                Prices         Exercise    Number of
Year Ending December 31,     High      Low       Price       Shares
-----------------------   -------    ------      -------  -----------
2003                      $  .22     $  .22       $  .22      250,000
2004                      $  .03     $  .03       $  .03      600,000
Thereafter                $  .06     $  .02       $  .04    3,000,000
                                                            3,850,000
                                                            =========

(C)  Pro  Forma  Stock-Based  Compensation  Disclosures

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options granted to employees. Accordingly, compensation cost of $20,000 has been recognized for grants of options to employees since the exercise prices were less than the fair value of the Company's common stock on the grant dates for the year ended December 31, 2001. The Company has not granted any options to employees during the year ended December 31, 2002. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net income (loss) and income (loss) per share would have decreased (increased) to the pro forma amounts indicated below.

                                    Year Ended December 31,
                                        2002         2001
                                    ---------  ------------
Net income (loss) applicable
to common stockholders
As reported                         $ 139,572  $(3,407,395)
Pro forma                             139,572   (3,458,563)

Net income (loss) share applicable
to common stockholders
As reported                         $     .00  $      (.04)
Pro forma                                 .00         (.04)

The 2001 pro forma net loss is restated from previously published financial statements resulting from a reduction of the pro forma adjustment of $146,710. The reduction gives effect to a decrease of outstanding options for 4,000,000 shares of stock previously shown as granted in 2001. The options were recorded in error because the board of directors had not approved their issuance.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

The fair value of each employee options granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         Year Ended December 31,
                                              2002      2001

Expected volatility                              -       199%
Risk-free interest rate                          -      2.96%
Expected dividends                               -         -
Expected terms (in years)                        -       2.9


NOTE  14     BASIC  AND  DILUTED  EARNINGS  PER  SHARE

Basic and diluted earnings per share for the years ended December 31, 2002 and 2001 are computed as follows:

                                                                   2002         2001
                                                           ------------  ------------
Basic:
Net income (loss) from continuing operations               $    139,572  $(2,542,936)
Loss from discontinued operations                                     -     (544,939)
Loss on disposal of discontinued operations                           -     (319,520)
Net income (loss)                                          $    139,572  $(3,407,395)
                                                           ------------  ------------

Weighted average shares outstanding                         113,892,648   92,910,230
                                                           ============  ============
Net income (loss) from continuing operations               $       0.00  $     (0.03)
                                                           ============  ============
Net income (loss) from discontinued operations             $       0.00  $     (0.01)
                                                           ============  ============
Net income (loss) per common share                         $       0.00  $     (0.04)
                                                           ============  ============
Diluted:
Net income (loss)                                          $    139,572  $(3,407,395)
Interest expense add back                                       288,436            -
                                                           ------------  ------------
Adjusted net income (loss)                                 $    428,008  $(3,407,395)
                                                           ------------  ------------

Weighted average shares outstanding                         113,892,648   92,910,230
Plus:
Conversion of preferred stock - Series A to common stock      3,189,739            -
Conversion of preferred stock - Series B to common stock      5,882,353            -
Conversion of debt to common stock                           70,468,750            -
Dilutive effect of warrants issued during fiscal 2002           333,333            -
                                                           ------------  ------------

Diluted weighted average common shares                      193,766,823   92,910,230
                                                           ============  ============
Diluted earnings per share                                 $       0.00  $     (0.04)
                                                           ============  ============

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE  15     LEASE  OBLIGATIONS

The Company and its subsidiaries have entered into an office and facility operating lease. The lease is generally subject to a base rent with varying increase provisions as provided for in the leases. The Company's main office and facility operating lease expires on November 30, 2003. Estimated future minimum lease payments for fiscal 2003 are approximately $146,861. The Company plans to renew its operating lease for its main office and warehouse facility.

NOTE  16     DISPOSAL  OF  KIOSK  BUSINESS  AND  RELATED  ASSETS

During December 2001, the Company sold its kiosk business and related assets. Consideration received included a warrant in the amount of $100,000 allowing the Company to convert the $100,000 warrant into common stock of the entity that acquired the kiosk business and assets. The warrant is convertible into the number of shares of common stock of the entity based on exchanging the $100,000 for common shares at 75% of market value at any time after December 18, 2001. The Company recorded the value of the warrants at $133,333. In addition to receiving the warrants, the Company loaned the buyer $100,000 and included a financing charge of $50,000 for a total of $150,000. The loan is a convertible note, convertible to common stock on the same basis as the warrants listed above, with interest at 8% and matures June 30, 2002. Because of the financial condition of the buyer, the Company had impaired the value of the warrants in their entirety and provided an allowance for collectability of the note for $100,000 in 2001. The remaining $50,000 financing charge offset the deferred financing costs incurred in connection with the acquisition of the funds used to make the loan. The $233,000 impairment and allowance have been included in the accompanying 2001 Statement of Operations as a part of the loss on disposal of discontinued operations.

NOTE  17     SUBSEQUENT  EVENTS

On January 24, 2003, the company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to certain convertible debentures. The value of the late fees and other charges totaled approximately $25,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

On February 10, 2003, the company issued 10,000,000 shares of its common stock in lieu of interest on advances payable and converted the advances payable to demand promissory notes. The value of the shares issued for payment of shares in lieu of interest totaled approximately $100,000, which was computed based upon the closing market price of the common stock on the date the issuance was authorized.