Form 10QSB
period 2003-03-31
GO ONLINE NETWORKS CORP
filed 2003-05-20
CIK 1056617

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM  10-QSB



            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  March  31,  2003


                       Commission  File  Number:  1-23845


                          Go  Online  Networks  Corporation
        ----------------------------------------------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)


        Delaware                                     33-0873993
----------------------------                ---------------------------------
(State  of  other  jurisdiction of             (IRS Employer Identification No.)
 incorporation  or  organization)


                          9320  Mason  Avenue
                   Chatsworth,  California             91311
          ----------------------------------------------------------
          (Address  of  principal  executive  offices  including  zip  code)


                              (818)  718-7500
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

                            Yes  X             No___


As of March 31, 2003, the Registrant had 152,617,656 shares of common stock, no par value per share, outstanding.

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


CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
(UNAUDITED)                                                          F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)                            F-2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THRE
MONTHS ENDED MARCH 31, 2003 AND 2002  (UNAUDITED)                    F-3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2003 (UNAUDITED)                                     F-4 to F-7


Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Conditions  and  Results  of
             Operations

Item  3      Controls and Procedures

Part  II.  Other  Information

                          GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)

     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        2

                                 ASSETS
                                -------
CURRENT ASSETS
Cash                                                   $    337,569
Accounts receivable,
    net of allowance for doubtful accounts of $6,500        196,364
Inventories                                               1,106,540
Prepaid expenses and other current assets                    12,178
Deferred refurbishing expenses                               64,643
                                                       -------------
Total Current Assets                                      1,717,294
                                                       -------------

OTHER ASSETS
Property and equipment,
   net of accumulated depreciation of $141,072               39,766
Other assets - deposits                                      26,311
Deferred financing costs                                     43,531
                                                       -------------
Total Other Assets                                          109,608
                                                       -------------

TOTAL ASSETS                                           $  1,826,902
                                                       =============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
             ----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $  1,166,593
Accrued interest payable                                    379,805
Advance from and accrued expenses due to officer            262,523
Current portion of convertible notes and debentures       2,423,147
Notes payable                                             1,052,000
                                                       -------------
Total Current Liabilities                                 5,284,068
                                                       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock,
   $0.001 par value, 10,000,000 shares authorized,
   3,709,559 outstanding                                      3,709
Series B Convertible Preferred Stock,
   $100 par value, 2,000 shares authorized,
   2,000 outstanding                                        200,000
Common stock, $0.001 par value,
   200,000,000 shares authorized,
   152,617,656 shares issued and outstanding                152,618
Outstanding common stock warrants                            30,000
Common stock to be issued (14,850,000 shares)               148,500
Additional paid-in capital                               11,647,062
Accumulated deficit                                     (15,639,055)
                                                       -------------
Total Stockholders' Deficiency                           (3,457,166)
                                                       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $  1,826,902
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

                                               For the Three     For the Three
                                               Months Ended      Months Ended
                                               March 31, 2003    March 31, 2002
                                               ----------------  ----------------

REVENUES
Sales and other revenue                        $     3,239,085   $     3,796,505

Less: cost of goods sold                             2,702,765         2,999,239
                                               ----------------  ----------------

GROSS PROFIT                                           536,320           797,266
                                               ----------------  ----------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes          163,130           241,102
General and administrative                             176,386           119,611
Legal and professional                                  93,142           180,936
Rent                                                    40,445            44,411
Amortization and depreciation                            6,010            21,115
                                               ----------------  ----------------
Total Operating Expenses                               479,113           607,175
                                               ----------------  ----------------

INCOME FROM OPERATIONS                                  57,207           190,091
                                               ----------------  ----------------

OTHER (EXPENSE) INCOME
Interest expense                                      (132,524)          (79,312)
Other income                                             2,401             4,149
                                               ----------------  ----------------
Total Other (Expense) Income                          (130,123)          (75,163)
                                               ----------------  ----------------

NET (LOSS) INCOME                              $       (72,916)  $       114,928
                                               ================  ================

(LOSS) INCOME PER COMMON SHARE - BASIC         $    (    -    )  $             -
                                               ================  ================

(LOSS) INCOME PER COMMON SHARE - DILUTED       $    (    -    )  $             -
                                               ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC        114,784,323       103,436,156
                                               ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED      114,784,323       200,249,176
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

                                                                        For the Three     For the Three
                                                                        Months Ended      Months Ended
                                                                        March 31, 2003    March 31, 2002
                                                                         ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $       (72,916)  $       114,928
Adjustments to reconcile net (loss) income
   to net cash provided by operating activities
Amortization and depreciation                                                      6,010            21,115
Amortization of deferred financing costs                                          19,005            19,005
Gain on extinguishment of debt                                                    (1,633)                -
Write-off of equipment                                                                 -             2,349
Provision for doubtful accounts                                                    2,676             3,191
Stock issued in lieu of salaries                                                  42,000           102,714
Stock issued for services and fees                                               106,000           169,376
(Increase) decrease in accounts receivable                                        66,893           (72,161)
(Increase) in inventory                                                         (308,591)         (379,268)
(Increase) in prepaid expenses and other current assets                          (10,139)           (1,648)
(Increase) decrease in deferred refurbishing expenses                              5,711           (55,003)
(Increase) in other assets - deposits                                             (1,140)          (50,000)
Increase in accounts payable and accrued expenses                                 95,792           422,924
Increase in accrued interest payable                                              63,519            61,832
                                                                         ----------------  ----------------
Net Cash Provided By Operating Activities                                         13,187           359,354
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on loan from officer                                                    (3,158)          (33,305)
Payment on leases                                                                      -            (5,029)
                                                                         ----------------  ----------------
Net Cash (Used In) Financing Activities                                           (3,158)          (38,334)
                                                                         ----------------  ----------------

NET INCREASE IN CASH                                                              10,029           321,020

CASH - BEGINNING OF PERIOD                                                       327,540           179,918
                                                                         ----------------  ----------------

CASH - END OF PERIOD                                                     $       337,569   $       500,938
                                                                         ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

Common stock issued for payment of
   principal and accrued interest on convertible debt                    $       200,000   $        89,386
                                                                         ================  ================

Notes payable issued for payment of advances payable                     $       950,000   $             -
                                                                         ================  ================

Common stock to be issued for payment of accrued expenses                $        50,500   $             -
                                                                         ================  ================


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                   (UNAUDITED)

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION

The condensed consolidated financial statements included herein have been prepared by Go Online Networks Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and the accompanying notes thereto included in the Company's 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. All material inter-company accounts have been eliminated in consolidation.

NOTE  2     OPERATIONS  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $72,916, a working capital deficiency of $3,566,774, an accumulated deficit of $15,639,055 and a stockholders' deficiency of $3,457,166. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                   (UNAUDITED)

NOTE  3     STOCKHOLDERS'  DEFICIENCY

On January 27, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to certain convertible debentures. The value of the late fees and other charges totaled approximately $50,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

On March 12, 2003, the Company's Board of Directors approved the issuance of 14,850,000 shares of common stock to certain employees and consultants in lieu of compensation and services, respectively. As of March 31, 2003, the Company had not issued these shares to the respective employees and consultants. Thus, the Company has recorded the approval of these stock issuances in the equity section of the accompanying consolidated balance sheet as common stock to be issued. The value of the shares to be issued for compensation and consulting services totaled $148,500, which was computed based on the closing market prices of the common stock on the grant date. On April 1, 2003, the Company issued the 14,850,000 shares of common stock to the employees and consultants mentioned above.

On March 25, 2003, the Company issued 10,000,000 shares of its common stock for payment of principal and accrued interest on certain convertible promissory notes. The value of the shares issued for payment of principal and interest totaled approximately $200,000, which was computed based upon the closing market price of the common stock on the date of issuance.

NOTE  4     SEGMENT  REPORTING

The Company's business is organized, managed and internally reported as a single segment. All revenues except of immaterial amounts are derived from computer and related products refurbishment in the United States.

NOTE  5     NOTES  PAYABLE

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances payable. The notes will accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of May 6, 2003, the investors have not submitted any written demands for payment of these notes.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                   (UNAUDITED)

NOTE  6     BASIC  AND  DILUTED  EARNINGS  PER  SHARE

Basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 are computed as follows:




                                                                      For the Three Months Ended
                                                                                   March 31
                                                                               2003           2002
                                                        ----------------------------  ------------
Basic:
Net (loss) income                                       $                   (72,916)  $    114,928
                                                        ============================  ============

Weighted average shares outstanding                                     114,784,323    103,436,156
                                                        ============================  ============
Basic (loss) earnings per share                         $                     (0.00)  $       0.00
                                                        ============================  ============

Diluted:
Net (loss) income                                       $                   (72,916)  $    114,928
Interest expense add back                                                         -         79,312
                                                        ----------------------------  ------------
Adjusted net (loss) income                              $                   (72,916)  $    194,240
                                                        ============================  ============

Weighted average shares outstanding                                     114,784,323    103,436,156
Plus:
Conversion of preferred stock Series A to common stock                            -      1,582,833
Conversion of preferred stock Series B to common stock                            -      5,882,353
Conversion of debt to common stock                                                -     89,277,246
Dilutive effect of outstanding warrants and options                               -         70,588
                                                        ----------------------------  ------------

Dilutive weighted average common shares                                 114,784,323    200,249,176
                                                        ============================  ============
Diluted (loss) earnings per share                       $                     (0.00)  $       0.00
                                                        ============================  ============




NOTE  7     SUBSEQUENT  EVENTS

On April 4, 2003, the Company issued 23,617,137 shares of common stock for payment of outstanding principal and accrued interest on its convertible debentures. The common stock issued was to relieve $567,092 of outstanding principal and accrued interest. Conversion prices are based upon the terms stated in the convertible debenture agreements.

On April 7, 2003, a holder of Series A Preferred Stock converted 2,500,000 shares into the Company's common stock on a one for one basis.

                         GO ONLINE NETWORKS CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                   (UNAUDITED)

On April 10, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to the convertible debentures. The value of the late fees and other charges totaled approximately $115,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

As of May 6, 2003, the Company had issued and outstanding 198,584,793 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and note payable agreements. As of May 2003, the Company does not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company is currently in the process of amending its articles of incorporation to increase the total number of authorized shares, pending approval from shareholders.

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

GENERAL  OVERVIEW

Go Online Networks Corporation, a Delaware corporation, repairs and refurbishes computers and peripherals through our wholly-owned subsidiary, Digital West Marketing, Inc. Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 2002 were approximately $12.3 million. The company operates out of a 24,000 square foot facility currently employing in approximately 36 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are re-engineered or refurbished to factory specifications by Digital West's factory trained certified technicians. The computer products including hard drives, CD ROMs, monitors, printers, circuit boards, CD writers, DAT drives are then resold into the secondary market and service channels. Digital West deals with many manufacturers to ensure an ability to handle any and all customer's requests for programs such as repair, part sales and advance exchanges.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Our net loss during the three months ended March 31, 2003 was ($72,916) compared to a net income of $114,928 for the same period in 2002. The profitability decrease is a result of severe weather during the first quarter which impaired sales, the war in Iraq which impacted on virtually all companies, as well as differences in sales cycles at Digital West offset by a reduction in operating expenses during the period of approximately $128,062.

Gross profit was $536,320 for the three months ended March 31, 2003 compared to a gross profit of $797,266 for the three months ended March 31, 2002. This result is also attributable to bad weather, the war with Iraq and sales cycle differences at Digital West.

Revenues were $3,239,085 for the three months ended March 31, 2003, compared to $3,796,505 for the three months ended March 31, 2002. This decrease is again attributable to adverse weather in Southern California, the war with Iraq and changes in sales cycles at Digital West.

Our expenses decreased from $607,175 for the three months ended March 31, 2002 to $479,113 for the three months ended March 31, 2003, as a result of decreases in salaries, contract services and legal fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  March  31,  2003,   we  had  total  assets of $1,826,902,  compared  to
$1,597,297 as of December 31, 2002. This increase is attributable to a slight reduction in sales of inventory at Digital West due to sales cycles.

Our  current  liabilities  decreased slightly from  $5,380,048 at  December 31,
2002  to  $5,284,068  at  March 31, 2003.   There  were  no significant changes
in current liabilities from amounts at year end.

At March 31, 2003, our stockholders' deficit was $3,457,166 as compared to $3,782,751 at December 31, 2002, an improvement of approximately $325,585.

We made no material capital expenditures during the quarter ended March 31, 2003.

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

Item  3.  Controls and Procedures

Evaluation  of  Disclosure  Controls  and  Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes  in  Internal  Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  2     CHANGES  IN  SECURITIES

During the three months ended March 31, 2003, the Company issued 5,000,000 shares of its common stock, reflecting payment of $50,000 towards penalties on its convertible debt. Subsequent to March 31, 2003 and through May 16, 2003, the Company has issued an additional 42,267,157 shares of common stock for interest on its convertible debentures, payment of penalties on its convertible debentures, salaries and services payable, conversion of preferred stock and conversions of debentures.


ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

As of May 6, 2003, the Company had issued and outstanding 198,584,793 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and note payable agreements. As of May 2003, the Company does not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company is currently in the process of amending its articles of incorporation to increase the total number of authorized shares, pending approval from shareholders, anticipated for a shareholders meeting not later than the third quarter of 2003..

The Company is presently in active negotiations with the holders of its convertible debentures to restructure and/or refinance the obligations under those debentures. All parties are working in a cooperative manner and the Company does not expect material adverse impact on its financial position.

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

Dated:          May 19, 2003           Go  Online  Networks Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman, Chief Operating and
                                        Financial Officer and Director