Form 10QSB
period 2003-06-30
GO ONLINE NETWORKS CORP
filed 2003-08-20
CIK 1056617

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM  10-QSB



            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  June  30,  2003


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

                            Yes  X             No___


As of June 30, 2003, the Registrant had 199,884,813 shares of common stock, no par value per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes__    No  X

                                      INDEX
                                      -----

                                                                   Page
                                                                   Number
                                                                   ------

Part  I.     Financial  Information

     Item  I.     Financial  Statements  (Unaudited)


CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE  30, 2003
(UNAUDITED)                                                          F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)              F-2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE  30, 2003 AND 2002  (UNAUDITED)                    F-3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003 (UNAUDITED)                                  F-4 to F-10


Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Conditions  and  Results  of
             Operations

Item  3      Controls and Procedures

Part  II.  Other  Information

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                             ASSETS
CURRENT ASSETS
Cash                                                     $    248,780
Accounts receivable, net of allowance
   for doubtful accounts of $6,500                            129,642
Inventories                                                 1,306,125
Prepaid expenses and other current assets                      22,421
Deferred refurbishing expenses                                 36,822
                                                         -------------
Total Current Assets                                        1,743,790
                                                         -------------

PROPERTY AND EQUIPMENT, NET                                    33,755

OTHER ASSETS
Deposits                                                       24,711
Deferred financing costs                                       24,526
                                                         -------------
Total Other Assets                                             49,237
                                                         -------------

TOTAL ASSETS                                             $  1,826,782
                                                         =============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses                    $    632,835
Accrued interest payable                                      583,599
Advances from officer                                         268,023
Current portion of convertible notes
   and debentures                                           1,448,297
Notes payable                                               1,597,000
                                                         -------------
Total Current Liabilities                                   4,529,754

CONVERTIBLE NOTES AND DEBENTURES,
   NON-CURRENT                                                715,475
                                                         -------------

TOTAL LIABILITIES                                           5,245,229
                                                         -------------

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock, $0.001 par value,
   10,000,000 shares authorized,
   1,209,559 issued and outstanding                             1,210
Series B Convertible Preferred Stock, $100 par value,
   2,000 shares authorized
   2,000 issued and outstanding                               200,000
Common stock, $0.001 par value,
   200,0000,000 shares authorized,
   199,884,813 shares issued and outstanding                  199,885
Additional paid-in capital                                 12,379,433
Accumulated deficit                                       (16,198,975)
                                                         -------------
Total Stockholders' Deficiency                             (3,418,447)
                                                         -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                              $  1,826,782
                                                         =============



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               For the Three    For the Three    For the Six      For the Six
                               Months Ended     Months Ended     Months Ended     Months Ended
                               June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                               --------------   --------------   --------------  ---------------

REVENUES
Sales and other revenue        $    2,078,878   $    2,741,575   $    5,317,963   $    6,538,080

Less: cost of goods sold            1,628,372        2,321,500        4,331,137        5,320,739
                               --------------   --------------   --------------   ---------------

GROSS PROFIT                          450,506          420,075          986,826        1,217,341
                               --------------   --------------   --------------   ---------------

OPERATING EXPENSES
Contract services, salaries
   and payroll taxes                   95,053          118,112          258,183          359,415
General and administrative            157,447          106,551          332,197          225,962
Legal and professional fees           149,138           67,715          242,280          248,650
Rent                                   40,056           40,661           80,501           85,072
Amortization and depreciation           6,010           17,666           12,021           38,781
                               --------------   --------------   --------------   ---------------
Total Operating Expenses              447,704          350,705          925,182          957,880
                               --------------   --------------   --------------   ---------------

INCOME FROM OPERATIONS                  2,802           69,370           61,644          259,461
                               --------------   --------------   --------------   ---------------

OTHER (EXPENSE) INCOME
Interest expense                     (573,145)         (76,850)        (705,669)        (156,162)
Other income                           10,421            4,019           11,189            8,168
                               --------------   --------------   --------------   ---------------
Total Other (Expense) Income         (562,724)         (72,831)        (694,480)        (147,994)
                               --------------   --------------   --------------   ---------------

NET (LOSS) INCOME              $     (559,922)  $       (3,461)  $     (632,836)  $      111,467
                               --------------   --------------   --------------   ---------------

(LOSS) INCOME PER COMMON
   SHARE - BASIC AND DILUTED   $   (    -    )  $   (    -    )  $   (    -    )  $            -
                               --------------   --------------   --------------   ---------------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC            197,452,740      108,007,138      169,772,312      105,734,274
                               ==============   ==============   ==============   ===============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED          197,452,740      219,194,614      169,772,312      203,555,175
                               ==============   ==============   ==============   ===============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the Six                                                              For the Six
                                                                         Months Ended     Months Ended
                                                                         June 30, 2003    June 30, 2002
                                                                         ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $     (632,836)  $      111,467
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Amortization and depreciation                                                    12,021           38,781
Amortization of deferred financing costs                                         38,010           38,010
Gain on extinguishment of debt                                                   (1,633)               -
Write-off of equipment                                                                -            2,349
Gain on sale of equipment                                                             -           (2,298)
Provision for doubtful accounts                                                   2,973              908
Common Stock issued in lieu of salaries                                          42,000          102,714
Common Stock and common stock warrants issued for services
   and debt fees                                                                355,341          144,376
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                                      133,317           76,773
(Increase) decrease in inventory                                               (508,176)         233,031
(Increase) decrease in prepaid expenses and other
   current assets                                                               (20,382)           1,957
(Increase) decrease in deferred refurbishing expenses                            33,532           (9,333)
(Increase) decrease in deposits                                                     460              711
Increase (decrease) in accounts payable and
   accrued expenses                                                            (428,965)        (602,385)
Increase in accrued interest payable                                            357,236          119,341
                                                                         ---------------  ---------------
Net Cash (Used In) Provided By Operating Activities                            (617,102)         256,402
                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment                                                   -            3,100
                                                                         ---------------  ---------------
Net Cash Provided By Investing Activities                                             -            3,100
                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from officer                                                   (6,658)         (59,305)
Proceeds from notes payable                                                     545,000                -
Payment on leases                                                                     -          (11,263)
                                                                         ---------------  ---------------
Net Cash Provided By (Used In) Financing Activities                             538,342          (70,568)
                                                                         ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                                 (78,760)         188,934

CASH - BEGINNING OF PERIOD                                                      327,540          179,918
                                                                         ---------------  ---------------

CASH - END OF PERIOD                                                     $      248,780   $      368,852
                                                                         ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A - Preferred Stock
   to Common Stock                                                       $            -   $           19
                                                                         ===============  ===============
Common stock issued for payment of principal
   and accrued interest on convertible debt                              $      549,298   $      183,403
                                                                         ===============  ===============
Common stock issued for payment of
   accrued expenses                                                      $       22,500   $            -
                                                                         ===============  ===============
Commons tock issued for payment of
   amounts due to related party                                          $       28,000   $            -
                                                                         ===============  ===============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GO ONLINE NETWORKS CORPORATION
                               AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION

(A)  Organization  and  Principles  of  Consolidation

The condensed consolidated financial statements of Go Online Networks Corporation (formerly Jones Naughton Entertainment, Inc.) and subsidiaries (the "Company") include the accounts of the parent, Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries: AMS Acquisition Corp. ("AMS"), Digital West Marketing, Inc., ("Digital"), and Westlake Capital Corp. (Westlake. The Company's only operating subsidiary, Digital, is principally in the computer and related products refurbishing businesses. All material inter-company  accounts  have  been  eliminated  in  consolidation.

(b)  Interim  Consolidated  Financial  Statements

The condensed consolidated financial statements included herein have been prepared by Go Online Networks Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Go Online Networks Corporation later in the year.

The management of The Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

                         GO ONLINE NETWORKS CORPORATION
                                 AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

(C)  Use  of  Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(D)  Fair  Value  of  Financial  Instruments

The  carrying  amount of the Company's accounts receivable, accounts payable and
accrued   expenses,   accrued  interest  payable,  advances  payable  and  debt, approximates their estimated fair values due to their short-term maturities.

(E)  Earnings  (Loss)  Per  Share

Basic earnings (loss) per common share is based on net loss divided by the weighted average number of common shares outstanding. For the three and six months ended June 30, 2003, common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(F)  Recent  Accounting  Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                         GO ONLINE NETWORKS CORPORATION
                               AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

In May 2003, FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

The Company does not believe the adoption of these pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE  2     GOING  CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $632,836 and a negative cash flow from operating activities of $617,102 for the six months ended June 30, 2003. The Company also has a working capital deficiency of $2,785,964 and a total stockholders' deficiency of $3,418,447 as of June 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                         GO ONLINE NETWORKS CORPORATION
                                 AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)



Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

In view of these matters, realization of certain of the assets in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

NOTE  3     STOCKHOLDERS'  DEFICIENCY

On January 27, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to certain convertible debentures. The value of the late fees and other charges totaled approximately $50,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

On March 12, 2003, the Company's Board of Directors approved the issuance of 14,850,000 shares of common stock to certain employees and consultants in lieu of compensation, services and accrued liabilities. The value of the shares issued for compensation and consulting services totaled $148,500, which was computed based on the closing market prices of the common stock on the grant date. On April 1, 2003, the Company issued the 14,850,000 shares.

On March 25, 2003, the Company issued 10,000,000 shares of its common stock for payment of principal and accrued interest on certain convertible promissory notes. The value of the shares issued for payment of principal and interest totaled $200,000. The conversion prices were based upon the terms stated in the convertible debenture agreements.

On April 4, 2003, the Company issued 23,617,157 shares of common stock for payment of outstanding principal and accrued interest on its convertible debentures. The common stock issued was to relieve $340,859 of outstanding principal and accrued interest. In connection with these share issuances, the Company also recorded additional loan fees of $134,341 included in interest expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2003. Conversion prices were based upon the terms stated in the convertible debenture agreements.

On April 7, 2003, a holder of Series A Preferred Stock converted 2,500,000 shares into the Company's common stock on a one-for-one basis.

                         GO ONLINE NETWORKS CORPORATION
                                 AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

On April 10, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to the convertible debentures. The value of the late fees and other charges totaled approximately $115,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

On May 10, 2003, the Company issued 1,300,000 shares of common stock for payment of accrued interest on its convertible debentures. The common stock issued was to relieve $8,439 of accrued interest. Conversion prices were based upon the terms stated in the convertible debenture agreements.

NOTE  4     NOTES  PAYABLE

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances payable. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of August 2003, the investors have not submitted any written demands for payment of these notes.

On June 4, 2003, the Company issued a promissory note in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July 18, 2003, however as of August 2003 the Company has not repaid the total principal balance. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. Included in the note payable balance is approximately $9,600 representing interest expense, which yields an annual effective interest rate of 21%. The Company also paid commitment fees totaling $35,000, which was included in the note payable balance and expensed as interest expense during the three and six months ended June 30, 2003. This promissory note has been personally guaranteed by the Company's president.

NOTE  5     EMPLOYEE  STOCK  OPTIONS

Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide transition methods for a voluntary change to measuring compensation cost in connection with employee options using a fair value based method. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for compensation cost associated with employee options, as well as the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 and has not changed its method for measuring the compensation cost of share options.

                         GO ONLINE NETWORKS CORPORATION
                                 AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

The Company continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of employee options with an exercise price equal to or greater than the market price at the time of grant. The Company has not granted any options to employees during the six months ended June 30, 2003 and 2002. As a result, the adoption of the disclosure requirements of SFAS No. 148 had no impact on the Company's results of operations or financial position and no pro forma information will be disclosed for the three and six months ended June 30, 2003 and 2002.

NOTE  6     BASIC  AND  DILUTED  EARNINGS  PER  SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 are computed as follows:

                                         For the Three Months Ended                             For the Six Months Ended
                                                 June 30,                                                June 30,
                                         ----------------------------------------------  ---------------------------
                                                           2003                   2002           2003           2002
                                         -----------------------  ---------------------- -------------  ------------
Basic:
Net income (loss)                        $             (559,922)  $             (3,461)  $   (632,836)  $    111,467
                                         =======================  ====================== =============  ============

Weighted average shares outstanding                 197,452,740            108,007,138    169,772,312    105,734,274
                                         =======================  ====================== =============  ============
Basic earnings (loss) per share          $                (0.00)  $              (0.00)  $      (0.00)  $       0.00
                                         =======================  ====================== =============  ============
Diluted:
Net income (loss)                        $                    -   $             (3,461)  $          -   $    111,467
Interest expense add back                                     -                 76,850              -        156,162
                                         -----------------------  ---------------------- -------------  ------------
Adjusted net income (loss)               $             (559,922)  $             73,389   $   (632,836)  $    267,629
                                         -----------------------  ---------------------- -------------  ------------

Weighted average shares outstanding                 197,452,740            108,007,138    169,772,312    105,734,274
Plus:
Conversion of preferred stock -
   Series A to common stock                                   -              3,727,920              -      2,661,302
Conversion of preferred stock -
   Series B to common stock                                   -              6,666,667              -      5,882,353
Conversion of debt to common
   stock                                                      -            100,792,889              -     89,277,246

Diluted weighted average common shares              197,452,740            219,194,614    169,772,312    203,555,175
                                         =======================  ====================== =============  ============
Diluted earnings per share               $                (0.00)  $               0.00   $      (0.00)  $       0.00
                                         =======================  ====================== =============  ============

                         GO ONLINE NETWORKS CORPORATION
                              AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

NOTE  7     SUBSEQUENT  EVENTS

As of June 30, 2003, the Company had issued and outstanding 199,884,813 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and notes payable agreements. As of August 2003, the Company does not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company is currently in the process of amending its articles of incorporation to increase the total number of authorized shares, pending approval from shareholders and the state of incorporation.

On July 14, 2003, the Company cancelled 2,500,000 shares of common stock issued to a consultant.

On August 7, 2003, the Company reached an agreement with an institutional investor holding over $1 million worth of its convertible debentures with a floor to be paid in full over a three-year term. Additionally, the Company and the institutional investor have agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing bid prices of the Company's common stock or $0.10 per share. Effective immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance the conversion price per share shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions. Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company will pay $25,000 in cash per month toward the outstanding debt. As of August 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's stock prices and the date of the increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant in August 2003 to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share. The warrant expires August 2006.

The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 4%; risk-free interest rate of 2%, and an expected life of 3 years.

On August 2, 2003, the Company issued 2,325,581 shares of common stock for payment of accrued interest and principal on its convertible debentures. The value of the common stock totaled $30,000, which were based on the terms stated in the convertible debenture agreements.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Our  net  loss  during  the  three months  ended  June 30, 2003  was  ($559,922)
compared to a net loss of ($3,461) for the same period in 2002. The profitability decrease is primarily a result of increased interest expense attributable to our issuance of stock to the holders of our convertible debentures.

Gross profit was $450,506 for the three months ended June 30, 2003 compared to a gross profit of $420,075 for the three months ended June 30, 2002. These results reflect comparable sales during the periods at Digital West but reflect a decrease in revenues attributable to a weak economy, the war with Iraq, decrease in capital expenditures and sales cycle differences at Digital West.

Revenues were $2,078,878 for the three months ended June 30, 2003, compared to $2,741,575 for the three months ended June 30, 2002. This decrease is again attributable to a weak economy as well as the war with Iraq and changes in capital expenditures and sales cycles at Digital West.

Our expenses increased from $350,705 for the three months ended June 30, 2002 to $447,704 for the three months ended June 30, 2003, as a result of an increase in general and administrative expenses and legal fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  June 30,  2003,   we  had  total  assets  of  $1,826,782,  compared  to
$1,597,297 as of December 31, 2002. This increase is attributable to a reduction in sales of inventory and purchases of printers into inventory at Digital West.

Our  current  liabilities  decreased slightly from  $5,380,048 at  December 31,
2002  to  $5,245,229  at  June 30, 2003.   There  were  no  significant changes
in current liabilities from amounts at year end.

At June 30, 2003, our stockholders' deficit was $3,418,447 as compared to $3,782,751 at December 31, 2002, an improvement of approximately $364,304.

We made no material capital expenditures during the six months ended June 30, 2003.

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

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  2     CHANGES  IN  SECURITIES

On March 12, 2003, the Company's Board of Directors approved the issuance of 14,850,000 shares of common stock to certain employees and consultants in lieu of compensation, services and accrued liabilities. The value of the shares issued for compensation and consulting services totaled $148,500, which was computed based on the closing market prices of the common stock on the grant date. On April 1, 2003, the Company issued the 14,850,000 shares.

On April 4, 2003, the Company issued 23,617,157 shares of common stock for payment of outstanding principal and accrued interest on its convertible debentures. The common stock issued was to relieve $340,859 of outstanding principal and accrued interest. In connection with these share issuances, the Company also recorded additional loan fees of $134,341 included in interest expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2003. Conversion prices were based upon the terms stated in the convertible debenture agreements.

On April 7, 2003, a holder of Series A Preferred Stock converted 2,500,000 shares into the Company's common stock on a one-for-one basis.

On April 10, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to the convertible debentures. The value of the late fees and other charges totaled approximately $115,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

On May 10, 2003, the Company issued 1,300,000 shares of common stock for payment of accrued interest on its convertible debentures. The common stock issued was to relieve $8,439 of accrued interest. Conversion prices were based upon the terms stated in the convertible debenture agreements.

On August 2, 2003, the Company issued 2,325,581 shares of common stock for payment of accrued interest and principal on its convertible debentures. The value of the common stock totaled $30,000, which were based on the terms stated in the convertible debenture agreements.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

As of June 30, 2003, the Company had issued and outstanding 198,584,793 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and note payable agreements. As of August 2003, the Company does not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company is currently in the process of amending its articles of incorporation to increase the total number of authorized shares, pending approval from shareholders.

On August 7, 2003, the Company reached an agreement with an institutional investor holding over $1 million worth of its convertible debentures with a floor to be paid in full over a three-year term. Additionally, the Company and the institutional investor have agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing bid prices of the Company's common stock or $0.10 per share. Effective immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance the conversion price per share shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions. Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company will pay $25,000 in cash per month toward the outstanding debt. As of August 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's stock prices and the date of the increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant in August 2003 to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share. The warrant expires August 2006.

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

Dated:          August 20, 2003         Go  Online  Networks Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman, Chief Operating and
                                        Financial Officer and Director