Form 10QSB
period 2003-09-30
GO ONLINE NETWORKS CORP
filed 2003-11-25
CIK 1056617

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-QSB

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  September  30,  2003


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

                            Yes  X             No___


As of September 30, 2003, the Registrant had 199,710,374 shares of common stock, par value $.001 per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes__    No  X

                                      INDEX
                                      -----

                                                                   Page
                                                                   Number
                                                                   ------

Part  I.     Financial  Information


                                    CONTENTS
                                    --------


PAGE     1     CONDENSED  CONSOLIDATED  BALANCE  SHEET  AS OF SEPTEMBER 30, 2003
(UNAUDITED)

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002  (UNAUDITED)

PAGE     3     CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS FOR THE NINE
MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002  (UNAUDITED)

PAGES     4  - 12     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTEMBER  30,  2003  (UNAUDITED)

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                               ------------------
                                   (UNAUDITED)


                              ASSETS
                              ------
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . .  $    181,870
Accounts receivable, net of allowance
   for doubtful accounts of $6,500. . . . . . . . .        76,586
Inventories, net. . . . . . . . . . . . . . . . . .       535,665
Prepaid expenses and other current assets . . . . .         2,851
                                                     -------------
Total Current Assets. . . . . . . . . . . . . . . .       796,972
                                                     -------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . .        29,789

OTHER ASSETS
Deposits. . . . . . . . . . . . . . . . . . . . . .        36,785
Deferred financing costs. . . . . . . . . . . . . .         9,757
                                                     -------------
Total Other Assets. . . . . . . . . . . . . . . . .        46,542
                                                     -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $    873,303
------------                                         =============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses . . . . . . .  $    280,204
Accrued interest payable. . . . . . . . . . . . . .       656,277
Advances from officer . . . . . . . . . . . . . . .       268,023
Current portion of convertible notes and debentures     2,235,772
Notes payable . . . . . . . . . . . . . . . . . . .     1,277,000
                                                     -------------
Total Current Liabilities . . . . . . . . . . . . .     4,717,276
                                                     -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . .     4,717,276
-----------------                                    -------------

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock,
   $0.001 par value, 10,000,000 shares authorized,
   1,209,559 issued and outstanding . . . . . . . .         1,210
Series B Convertible Preferred Stock,
   $100 par value, 2,000 shares authorized
   2,000 issued and outstanding . . . . . . . . . .       200,000
Common stock, $0.001 par value,
   200,0000,000 shares authorized,
   199,710,374 shares issued and outstanding. . . .       199,711
Additional paid-in capital. . . . . . . . . . . . .    12,384,607
Accumulated deficit . . . . . . . . . . . . . . . .   (16,629,501)
                                                     -------------
Total Stockholders' Deficiency. . . . . . . . . . .    (3,843,973)
                                                     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . .  $    873,303
----------------------------------------------       =============

     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        1

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                 For the Three    For the Three    For the Nine    For the Nine
                                                 Months  Ended    Months  Ended    Months  Ended   Months  Ended
                                                 September 30,    September 30,    September 30,    September 30,
                                                          2003             2002             2003             2002
                                                --------------   --------------   --------------   ---------------

NET REVENUES . . . . . . . . . . . . . . . . .  $    1,128,618   $    2,704,691   $    6,446,581   $    9,242,771

COST OF REVENUES . . . . . . . . . . . . . . .       1,199,921        2,311,121        5,531,058        7,631,860
                                                --------------   --------------   --------------   ---------------

GROSS PROFIT (LOSS). . . . . . . . . . . . . .         (71,303)         393,570          915,523        1,610,911
                                                --------------   --------------   --------------   ---------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes.          68,095          169,588          326,278          529,003
General and administrative . . . . . . . . . .         162,488          137,431          494,685          363,392
Legal and professional fees. . . . . . . . . .           9,384          102,102          251,664          350,752
Rent . . . . . . . . . . . . . . . . . . . . .          40,055           40,764          120,556          125,836
Amortization and depreciation. . . . . . . . .           3,966           20,694           15,987           59,475
                                                --------------   --------------   --------------   ---------------
Total Operating Expenses . . . . . . . . . . .         283,988          470,579        1,209,170        1,428,458
                                                --------------   --------------   --------------   ---------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . .        (355,291)         (77,009)        (293,647)         182,453
                                                --------------   --------------   --------------   ---------------

OTHER (EXPENSE) INCOME
Interest expense . . . . . . . . . . . . . . .         (76,365)         (76,261)        (782,034)        (232,423)
Other income . . . . . . . . . . . . . . . . .           1,130            1,232           12,319            9,400
                                                --------------   --------------   --------------   ---------------
Total Other (Expense) Income . . . . . . . . .         (75,235)         (75,029)        (769,715)        (223,023)
                                                --------------   --------------   --------------   ---------------

NET (LOSS) BEFORE INCOME TAXES . . . . . . . .        (430,526)        (152,038)      (1,063,362)         (40,570)

Less: income tax expense . . . . . . . . . . .               -                -                -                -
                                                --------------   --------------   --------------   ---------------

NET (LOSS) . . . . . . . . . . . . . . . . . .  $     (430,526)  $     (152,038)  $   (1,063,362)  $      (40,570)
----------                                      ==============   ==============   ==============   ===============

(LOSS) PER COMMON SHARE - BASIC
   AND DILUTED . . . . . . . . . . . . . . . .  $            -   $            -   $            -   $            -
                                                ==============   ==============   ==============   ===============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC AND DILUTED . . . . . .     199,054,429      114,656,538      179,640,277      108,741,044
                                                ==============   ==============   ==============   ===============

     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        2

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                          For the Nine     For the Nine
                                                                          Months  Ended    Months  Ended
                                                                          September 30,    September 30,
                                                                                   2003             2002
                                                                         ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1,063,362)  $      (40,570)
Adjustments to reconcile net (loss) to net cash
   (used in) provided by operating activities:
Amortization and depreciation . . . . . . . . . . . . . . . . . . . . .          15,987           59,475
Amortization of deferred financing costs. . . . . . . . . . . . . . . .          52,779           57,015
Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . .          (1,633)               -
Write-off of equipment. . . . . . . . . . . . . . . . . . . . . . . . .               -            2,349
Gain on sale of equipment . . . . . . . . . . . . . . . . . . . . . . .               -           (2,298)
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .           2,973              620
Common stock issued in lieu of salaries . . . . . . . . . . . . . . . .          42,000          154,714
Common stock and common stock warrants issued
   for services and debt fees . . . . . . . . . . . . . . . . . . . . .         330,341          217,546
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable. . . . . . . . . . . . . . .         186,373          (35,959)
(Increase) decrease in inventory. . . . . . . . . . . . . . . . . . . .         262,284           64,066
(Increase) decrease in prepaid expenses and
   other current assets . . . . . . . . . . . . . . . . . . . . . . . .            (812)           1,680
(Increase) decrease in deferred refurbishing expenses . . . . . . . . .          70,354          (25,525)
(Increase) decrease in deposits . . . . . . . . . . . . . . . . . . . .         (11,614)           2,030
Increase (decrease) in accounts payable and
   accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        (790,596)        (573,201)
Increase (decrease) in accrued interest payable . . . . . . . . . . . .         429,914          176,508
                                                                         ---------------  ---------------
Net Cash (Used In) Provided By Operating Activities . . . . . . . . . .        (475,012)          58,450
                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment . . . . . . . . . . . . . . . . . .               -            3,100
                                                                         ---------------  ---------------
Net Cash Provided By Investing Activities . . . . . . . . . . . . . . .               -            3,100
                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances. . . . . . . . . . . . . . . . . . . . .           2,342          (62,804)
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . .         872,000          878,588
Repayment of notes payable. . . . . . . . . . . . . . . . . . . . . . .        (545,000)               -
Payment on leases . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          (12,846)
                                                                         ---------------  ---------------
Net Cash Provided By (Used In) Financing Activities . . . . . . . . . .         329,342          (75,650)
                                                                         ---------------  ---------------

NET (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .        (145,670)         (14,100)

CASH - BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . .         327,540          179,918
                                                                         ---------------  ---------------

CASH - END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . .  $      181,870   $      165,818
                                                                         ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

Conversion of Series A - Preferred shares to
   common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,500   $           19
                                                                         ===============  ===============
Common shares issued for payment of principal
   and accrued interest on convertible debt . . . . . . . . . . . . . .  $      579,298   $      235,404
                                                                         ===============  ===============
Common shares issued for payment of accrued expenses. . . . . . . . . .  $       22,500   $            -
                                                                         ===============  ===============
Common shares issued for payment of amounts
   due to related party . . . . . . . . . . . . . . . . . . . . . . . .  $       28,000   $       48,000
                                                                         ===============  ===============

     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        3

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------     -----------------------------------------------------------------

(A)  Organization  and  Principles  of  Consolidation
-----------------------------------------------------

The  condensed  consolidated  financial  statements  of  Go  Online  Networks
Corporation (formerly Jones Naughton Entertainment, Inc.) and subsidiaries include the accounts of the parent, Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries: Digital West Marketing, Inc., ("Digital"), and Westlake Capital Corp. (Westlake) collectively, (the "Company"). The Company's only operating subsidiary, Digital, is principally in the business of selling refurbished computer and related products. All material intercompany accounts have been eliminated in consolidation.

(B)  Interim  Condensed  Consolidated  Financial  Statements
------------------------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and the accompanying notes thereto included in the Company's annual report Form 10-KSB.

(C)  Use  of  Estimates
-----------------------

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


(D)  Per  Share  Data
---------------------

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

(E)  Recent  Accounting  Pronouncements
---------------------------------------

In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Management does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's consolidated financial position or results of operations.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

(F)  Segment  Information
-------------------------

The Company's business is organized, managed and internally reported as a single segment. All revenues except for immaterial amounts are derived from the sale of refurbished computers (some of which are refurbished by the Company) and refurbished printers sold in the United States.

     (G)  Revenue  Recognition  and  Warranties
     ------------------------------------------

Most of the Company's sales are of refurbished computers and related products that are sold for a fixed price, FOB shipping point. Revenue from products sold is recognized when title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB 101 for all periods presented.

Computers refurbished by the Company are sold with a 90-day warranty from the Company. The Company accrues an estimated amount for warranty reserves, (historically, this has been immaterial) which is for the repair or refund of products that are returned within 90 days. All other products are sold without warranties except for the manufactures' warranty.

NOTE  2     GOING  CONCERN
-------     --------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $1,063,362 and a negative cash flow from operating activities of $475,012 for the nine months ended September 30, 2003. In addition, the Company's relationship with its primary supplier during the nine-month period ended September 30, 2003 and 2002 was significantly reduced in

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

August 2003 (See Note 7). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in order to remain in existence is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

NOTE  3     CONVERTIBLE  NOTES  AND  DEBENTURES
-------     -----------------------------------

On August 7, 2003, the Company reached a tentative agreement with an institutional investor holding over $1 million worth of its convertible debentures with a floor to be paid in full over a three-year term. Additionally, the Company and the institutional investor have agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effectively immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions (See Note 7). Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company will pay $25,000 in cash per month toward the outstanding debt. As of November 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's stock prices and the date of the increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant in August 2003 to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share. The warrant expires August 2006. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

yield for all years; expected volatility of 4%; risk-free interest rate of 2%, and an expected life of 3 years. On August 2, 2003, the Company issued 2,325,581 shares of common stock for payment of accrued interest and principal on its convertible debentures. The value of the common stock totaled $30,000, which was based upon the terms stated in the convertible debenture agreements.

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of November 2003, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon.

The following schedule reflects convertible notes and debentures as of September 30, 2003 (in order of due date):

                                                             2003        2002
                                                       ----------  ----------
8% convertible debenture, unsecured, due January 1,
2003 (net of conversion of $30,000 and $0)(A) . . . .  $  850,000  $  880,000

10% convertible debenture, unsecured, due July 2002(A)    550,000     550,000

10% convertible note payable, unsecured, due January
12, 2003 (net of conversion of $375,000 and $0). . . .          -     375,000

8% convertible note payable, unsecured, due May 3,
2003(A)                                                   483,772     483,772

8% convertible note payable, unsecured, due
December 18, 2003 . . . . . . . . . . . . . . . . . .     250,000     250,000

7% convertible note payable, unsecured, due on
demand. . . . . . . . . . . . . . . . . . . . . . . .      49,500      49,500

7% convertible note payable, unsecured, due on
demand. . . . . . . . . . . . . . . . . . . . . . . .      52,500      52,500
                                                       ----------  ----------

Total . . . . . . . . . . . . . . . . . . . . . . . .  $2,235,772  $2,640,772
                                                       ==========  ==========

(A) This note is in default as of September 30, 2003.

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE  4     NOTES  PAYABLE
-------     --------------

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of November 2003, the investors have not submitted any written demands for payment of these notes.

On June 4, 2003, the Company issued a promissory note with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July 18, 2003, however, the Company repaid the total principal balance as of August
26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which have been included in interest expense during the nine months ended September 30, 2003.

On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to quarter end the Company in accruing interest on the note at the rate of 20% per annum until paid in full.

The following schedule reflects notes payable as of September 30, 2003 and December 31, 2002 (in order of due date):

                                                            2003      2002
                                                      ----------  --------

8% note payable, unsecured, due 90 days after demand  $  700,000  $700,000

8% note payable, unsecured, due 90 days after demand     250,000   250,000

20% note payable, personally guaranteed by CEO,
due September 30, 2003.                                  327,000         -
                                                      ----------  --------

Total. . . . . . . . . . . . . . . . . . . . . . . .  $1,277,000  $950,000
                                                      ==========  ========

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE  5     STOCKHOLDERS'  DEFICIENCY
-------     -------------------------

On January 27, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to certain convertible debentures. The value of the late fees and other charges totaled approximately $50,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

On March 12, 2003, the Company's Board of Directors approved the issuance of 14,850,000 shares of common stock to certain employees and consultants in lieu of compensation, services and accrued liabilities. The value of the shares issued for compensation and consulting services totaled $148,500, which was computed based on the closing market prices of the common stock on the grant date. On April 1, 2003, the Company issued the 14,850,000 shares. On July 14, 2003, the Company cancelled 2,500,000 of said shares due to non-performance by a consultant and reduced consulting expense by $25,000 accordingly.

On March 25, 2003, the Company issued 10,000,000 shares of its common stock for payment of principal and accrued interest on certain convertible promissory notes. The value of the shares issued for payment of principal and interest totaled $200,000. The conversion prices were based upon the terms stated in the convertible debenture agreements.

On April 4, 2003, the Company issued 23,617,137 shares of common stock for payment of outstanding principal and accrued interest on its convertible debentures. The common stock issued was to relieve $340,859 of outstanding principal and accrued interest. In connection with these share issuances, the Company also recorded additional loan fees of $134,341 included in interest expense in the accompanying condensed consolidated statement of operations for the three and six months ended September 30, 2003. Conversion prices were based upon the terms stated in the convertible debenture agreements.

On April 7, 2003, a holder of Series A Preferred Stock converted 2,500,000 preferred shares into the Company's common stock on a one-for-one basis.

On April 10, 2003, the Company issued 5,000,000 shares of common stock for payment of late fees and other charges relating to the convertible debentures. The value of the late fees and other charges totaled approximately $115,000, which was computed based on the closing market prices of the common stock on the applicable payment date.

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)



On May 10, 2003, the Company issued 1,300,000 shares of common stock for payment of accrued interest on its convertible debentures. The common stock issued was to relieve $8,439 of accrued interest. Conversion prices were based upon the terms stated in the convertible debenture agreements.

On August 2, 2003, the Company issued 2,325,581 shares of common stock for conversion of $30,000 of convertible debentures. Conversion prices were based upon the terms stated in the convertible debenture agreements.

NOTE  6     EMPLOYEE  STOCK  OPTIONS
-------     ------------------------

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

The Company continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of employee options with an exercise price equal to or greater than the market price at the time of grant. The Company has not granted any options to employees during the nine months ended September 30, 2003 and 2002. As a result, the adoption of the disclosure requirements of SFAS No. 148 had no impact on the Company's results of operations or financial position and no pro forma information has been disclosed.

NOTE  7     CONCENTRATION  OF  CREDIT  RISK
-------

The Company relied on one customer for approximately 16% of sales for the nine months ended September 30, 2003. The Company relied on two different customers for approximately 16% and 10% of sales for the comparative period in 2002.

The Company relied on one supplier for approximately 71% and 87% of its cost of goods sold for the nine months ended September 30, 2003 and 2002, respectively. During August 2003, the amount of inventory received from this supplier declined substantially due to a change in the supplier's return policy with its customers. The supplier will only accept returns of goods that are less than six months old, which results in fewer returns that have to be refurbished.

                 GO ONLINE NETWORKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE  8     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

In February 2003 James Schwartz filed an action against the Company, Digital West and Digital West's former president Andrew Hart for Fraudulent Conveyance of Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void (ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on his allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart will deny any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The case is presently set for trial in 2004.


NOTE  9     SUBSEQUENT  EVENTS
-------     ------------------

As of September 30, 2003, the Company had issued and outstanding 199,710,374 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and notes payable agreements. As of September 30, 2003, the Company does not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company is currently in the process of amending its articles of incorporation to increase the total number of authorized shares, pending approval from shareholders and the state of incorporation.

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

GENERAL  OVERVIEW

Go Online Networks Corporation, a Delaware corporation, repairs and refurbishes computers and peripherals through our wholly-owned subsidiary, Digital West Marketing, Inc. Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 2002 were approximately $12.3 million. The company operates out of a 24,000 square foot facility currently employing approximately 8 people. The core of Digital West's business is to contract with major retail entities and computer hardware manufacturers to refurbish computer products returned to retail establishments by customers. The products are re-engineered or refurbished to factory specifications by Digital West's factory trained certified technicians. The computer products including hard drives, CD ROMs, monitors, printers, circuit boards, CD writers, DAT drives are then resold into the secondary market and service channels. Digital West deals with many manufacturers to ensure an ability to handle any and all customer's requests for programs such as repair, part sales and advance exchanges. The Company also sells goods refurbished by other companies.

THREE  MONTHS  ENDED  SEPTEMBER  30, 2003 COMPARED TO
THREE MONTHS ENDED  SEPTEMBER  30, 2002

Our net (loss) during the three months ended September 30, 2003 was ($430,526) compared to a net loss of ($152,038) for the same period in 2002. The profitability decrease is primarily a result of decreased revenues attributable to reductions in refurbishment inventory delivered by our primary refurbishment supplier.

The Company relied on one supplier for approximately 71% and 87% of its cost of goods sold for the nine months ended September 30, 2003 and 2002, respectively. During August 2003, the amount of inventory received from this supplier declined substantially due to a change in the supplier's return policy with its customers and additional work undertaken in house by the supplier. The supplier will only accept returns of goods that are less than six months old, which results in fewer returns that have to be refurbished.

Gross profit (loss) was ($71,303) for the three months ended September 30, 2003 compared to a gross profit of $393,570 for the three months ended September 30, 2002. These results reflect a decrease in revenues attributable to reductions in inventory delivered by our primary refurbishment supplier as reflected above. This also reflects a substantial reduction in deferred refurbishing costs, and additional inventory reserved for obsolescence.

Revenues were $1,128,618 for the three months ended September 30, 2003, compared to $2,704,691 for the three months ended September 30, 2002. This decrease is again attributable to the decrease in refurbishment inventory delivered by our primary refurbishment supplier.

Our operating expenses actually decreased from $470,579 for the three months ended September 30, 2002 to $283,988 for the three months ended September 30, 2003, as a result of a substantial decrease in legal and professional fees as well as a substantial decrease in salaries, contract services and taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Our net (loss) during the nine months ended September 30, 2003 was ($1,063,362) compared to ($40,570) for the nine month period ended September 30, 2002. This decrease in profitability is directly attributable to a reduction in refurbishment inventory delivered by our primary supplier. This decrease is offset somewhat by a reduction in salaries, legal expenses and contract services.

The Company relied on one supplier for approximately 71% and 87% of its cost of goods sold for the nine months ended September 30, 2003 and 2002, respectively. During August 2003, the amount of inventory received from this supplier declined substantially due to a change in the supplier's return policy with its customers and additional work undertaken in house by the supplier. The supplier will only accept returns of goods that are less than six months old, which results in fewer returns that have to be refurbished.

Gross profit was $915,523 for the nine months ended September 30, 2003 compared to $1,610,911 for the nine months ended September 30, 2002, essentially for the same reduction in available refurbishment inventory.

Revenues were reduced from $9,242,771 for the nine months ended September 30, 2002 to $6,446,581 for the nine months ended September 30, 2003, a decrease of approximately 30%. Our revenue is substantially dependant upon a continuous flow of supply of equipment for refurbishment, which decreased in the third quarter of 2003 when our primary supplier provided substantially fewer units.

Our expenses decreased from $1,428,458 for the nine months ended September 30, 2002 to $1,209,170 for the same period in 2003. We substantially reduced salaries and legal fees which were higher in prior periods.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, we had total assets of $873,303, compared to $1,597,297 as of December 31, 2002. This decrease is attributable to a reduction in refurbishment inventory at Digital West, with a concomitant reduction in accounts receivable and cash.

Our current liabilities decreased from $5,380,048 at December 31, 2002 to $4,717,276 at September 30, 2003. Accounts payable decreased by approximately $813,000 which was offset by an increase in accrued interest payable. There were no other significant changes in current liabilities from amounts at year end.

At September 30, 2003, our stockholders' deficiency was $3,843,973 as compared to $3,782,751 at December 31, 2002, a reduction of $61,222.

We made no material capital expenditures during the nine months ended September 30, 2003.

On August 7, 2003, the Company reached a tentative agreement with an institutional investor holding over $1 million worth of its convertible debentures with a floor to be paid in full over a three-year term. Additionally, the Company and the institutional investor have agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effectively immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions (See Note 7). Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company will pay $25,000 in cash per month toward the outstanding debt. As of November 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's stock prices and the date of the increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant in August 2003 to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share. The warrant expires August 2006. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 4%; risk-free interest rate of 2%, and an expected life of 3 years. On August 2, 2003, the Company issued 2,325,581 shares of common stock for payment of accrued interest and principal on its convertible debentures. The value of the common stock totaled $30,000, which were based upon the terms stated in the convertible debenture agreements.


We believe that proceeds from our previous financings, together with our other resources and expected revenues, will be sufficient to cover working capital requirements for at least twelve months. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support our operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings.

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

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

In February 2003 James Schwartz filed an action against the Company, Digital West and Digital West's former president Andrew Hart for Fraudulent Conveyance of Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void (ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on his allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart will deny any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The case is presently set for trial in 2004.

ITEM  2     CHANGES  IN  SECURITIES

On August 2, 2003, the Company issued 2,325,581 shares of common stock for conversion of $30,000 of convertible debentures. Conversion prices were based upon the terms stated in the convertible debenture agreements.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

As of September 30, 2003, the Company had issued and outstanding 199,710,374 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and notes payable agreements. As of September 30, 2003, the Company does not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company is currently in the process of amending its articles of incorporation to increase the total number of authorized shares, pending approval from shareholders and the state of incorporation.

On August 7, 2003, the Company reached a tentative agreement with an institutional investor holding over $1 million worth of its convertible debentures with a floor to be paid in full over a three-year term. Additionally, the Company and the institutional investor have agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effectively immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions (See Note 7). Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company will pay $25,000 in cash per month toward the outstanding debt. As of November 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's stock prices and the date of the increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant in August 2003 to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share. The warrant expires August 2006. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 4%; risk-free interest rate of 2%, and an expected life of 3 years. On August 2, 2003, the Company issued 2,325,581 shares of common stock for payment of accrued interest and principal on its convertible debentures. The value of the common stock totaled $30,000, which were based upon the terms stated in the convertible debenture agreements.

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of November 2003, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon.

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

Dated:          November  19,  2003     Go  Online  Networks  Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman,  Chief  Operating  and
                                        Financial  Officer  and  Director