Form 10KSB
period 2003-12-31
GO ONLINE NETWORKS CORP
filed 2004-04-14
CIK 1056617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2003

     [    ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the transition period from _________ to _________

     Commission File No. 0-30728


                                  PROTEO, INC.
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                      88-0292249
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                 Identification Number)

                         3206 WEST WIMBLEDON DRIVE
                            AUGUSTA, GA 30909
              (Address of Principal Executive Offices) (Zip Code)

                              (706) 737-6600
                       (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, par value $0.001
                            (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]   No  [  ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.     $  -0-

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) As of December 31, 2003, the Issuer had 8,557,101 shares of common stock held by non-affiliates valued at $21,442,753 based on the closing market price for the common stock on April 12, 2004.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,667,101 at December, 31, 2003.

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

Yes No  [ X ]

                                TABLE OF CONTENTS

                                     PART I
Item  1          Description  of  Business.

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART  II

Item 5 Market for Common Equity, Related Stockholder Matters, and Small Business Issuers Purchases of Equity Securities.

Item  6          Management's  Discussion  and  Analysis  or Plan or Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item  8a         Controls  and  Procedures


                                    PART  III

Item  9          Directors  and  Executive  Officers  of  the  Registrant.

Item  10        Executive  Compensation.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item  12        Certain  Relationships  and  Related  Transactions.

Item  13        Exhibits  and  Reports  on  Form  8-K.

Item  14.       Principal  Accountant  Fees  and  Services

                                     PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

COMPANY  OVERVIEW

Proteo, Inc. (the "Company") is a Nevada corporation formed on December 18, 1992. The Company has two wholly owned subsidiaries, Proteo Marketing, Inc. ("PMI") and Proteo Biotech AG ("PBAG"), a German Corporation (collectively hereinafter referred to as the "Company"). The Company currently trades its common stock on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PTEO".

PMI was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with PBAG, and as a result, PBAG became a wholly owned subsidiary of PMI.

The  Company  entered  into  a  Shell  Acquisition  Agreement  (the "Acquisition
Agreement") with PMI. In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of the Company.

Effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of the Company to effect a reverse acquisition (the "Merger") between the PMI and Proteo, Inc. As all the existing officers and directors of the Company resigned and management of PMI were elected and appointed to such positions, thereby effectuating a change of control. By virtue of the Merger, the stockholders of the PMI acquired 20,286,512 shares of Proteo, Inc. The total issued and outstanding shares of the combined entities subsequent to the Merger were 21,600,434 shares. The number of shares issued to the PMI shareholders reflected additional investments in the combined entities.

DESCRIPTION  OF  BUSINESS

     The Company and the Subsidiary intend to develop, manufacture, promote, and market pharmaceuticals and other biotech products. However, we do not believe that any of our planned products will produce sufficient revenues in the next six years to support us financially. We currently expect to only sell small quantities of these products in the first few business years. We intend to identify and develop other potential products. To achieve profitable operations, the Company, independently or in collaboration with others, must successfully identify, develop, manufacture, and market proprietary products. The products and technologies we intend to develop will require significant commitments of personnel and financial resources.

     Our business strategy is focused on the development of pharmaceuticals based on human protein. Specifically, we intend to initially focus our research on the development of drugs based on the human protein Elafin. We believe that Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post-surgery damage to tissue, and complications resulting from organ transplantation.

     Elafin is a human protein that naturally occurs in human skin, lungs and the mammary gland. Elafin is an elastase inhibitor which inhibits the activity of two enzymes called elastase and proteinase 3. Both of these enzymes are known to be involved in the breakdown of tissue in various inflammatory diseases. Elafin is believed to protect cells containing it against destruction by these enzymes. We intend to utilize Elafin as a drug in the treatment of various diseases and injuries.

     We believe that Elafin may be useful as a drug in the treatment of cardiac infarction. Cardiac infarction appears as a result of deficiencies in the blood supply of heart muscles caused by damage to the supplying coronary vessels. As an immediate result, the heart weakens and the heart muscles are destroyed. Damage to tissue caused by cardiac infarction will slowly form scars. Current methods of treatment are aimed at restoring the blood supply to the heart, either by replacement with new blood vessels (bypass surgery) or by removal of blood-clots in the coronary vessels (lyse therapy). Utilizing this methods, the mortality of patients suffering from cardiac infarction is reduced from approximately 12% to 8% during clinical treatment. The remaining deaths are mainly a result of inflammation of the heart muscle after the cardiac infarction, which causes the destruction of the affected muscle tissue. Animal experiments have shown that Elafin may be effective in protecting the heart muscles against destruction after blood supply was interrupted.

     Elafin may also be useful in the treatment of the seriously injured. Similar to damage of heart muscles as described above, much of the damage caused by serious injuries appear after the injury causing event (e.g.: traffic accidents). In emergency treatment following accidents, the blood supply, nerve fibers and the stability of bones and joints are given priority. Due to blood supply deficiencies, inflammation will occur in injured muscles and in injured vessels. Because muscles may be destroyed by the inflammation, limbs may have to be amputated despite successful surgeries. Elafin may protect muscles against damage caused by inflammation. In animal experiments, rat legs treated with Elafin remained almost unaffected, although the blood supply of the leg was cut off for six hours.

     Elafin may also be used in the course of heart transplantation. To transplant hearts successfully, simultaneous treatment with anti-inflammatory drugs is necessary. Inflammations of transplanted organs are mainly caused either by rejection of the organ by the immune system or by blood supply deficiencies during the transplantation. Although various drugs are used today to avoid the rejection of the organ, such rejections still occur quite often. Therefore, additional anti-inflammatory drugs are needed, which may potentially prevent damages caused by blood supply deficiencies. Animal experiments have shown that treatment solely with Elafin may avoid rejection of transplanted hearts.

     Other preliminary data indicate that Elafin may be useful in a broad range of other applications whether pharmaceutical or not. Therefore, we will attempt to encourage other scientists, research centers as well as other companies to do research and development on Elafin for other applications than described above. For example, Elafin may also be effective in the treatment of dermatological diseases and defects, or as ingredient in cosmetics.

     Proteo owns licenses to exclusively develop products based on patents and filings relating to Elafin, including nine patents already issued and another four patent applications already in the process of patent office reviews. Of the issued patents, two patents were issued in the U.S.

     Further, Proteo intends to engage in the research and development of other drugs and biotechnical products based on human protein. We may also be able to implement unique technologies and biotechnological production procedures that may enable the Company to offer related services to other companies.

     In 2001 we received a grant in the amount of 790,000 Euro (approximately $992,000 at the December 31, 2003 exchange rate) from the government of the German state Schleswig-Holstein for the research and pre-clinical development of the our pharmaceuticals based on the human protein Elafin. Such grant, as amended, requires that the Company prove its economical ability to cover at least 52% of the project costs on its own as well as the achievement of milestones.

     After developing a production procedure for Elafin, Proteo is now concentrating on the preparation and initiation of clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe.

     Our goals for German (CE Mark) approval on our initial product designed for patients suffering from serious injuries is targeted for 2009 and U.S. (FDA) approval one or two years later. It should be noted that this specialized application, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

THE  SUBSIDIARY

In December 2000, PMI entered into a reorganization and stock exchange agreement with the shareholders of PBAG and acquired all of the issued and outstanding capital stock of PBAG, a German corporation, with its principal place of business located in Kiel, Germany. As PMI was subsequently acquired in a reverse merger by the Company, PBAG is the only significant subsidiary of Proteo.

PBAG was formed in Kiel, Germany, on April 6, 2000. PBAG is in the business of developing a pharmaceutical based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and CEO of PBAG is currently Ulrich Glaeser. The directors of PBAG are Prof. Oliver Wiedow, MD., Birge Bargmann and Barbara Kahlke, MD.

To date, the Company has not had any profitable operations. Furthermore, we do not anticipate that we will have profitable operations in the near future.

COLLABORATION  WITH  OTHER  COMPANIES

     In an effort to provide the Company with some revenue which will be utilized in the implementation of our business plan, our Subsidiary plans periodically to provide research and development and manufacturing services as a sub-contractor and/or consultant to unaffiliated companies which do not compete with the Company. We plan to explore such opportunities if deemed advantageous to the Company.

COMPETITION

     The market for our planned products and technologies is highly competitive, and we expect competition to increase. We will compete with many other health care research product suppliers, most of which will be larger than Proteo. Some of our anticipated competitors offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to such products and technologies. Additionally, many of our competitors have, and will continue to have, greater research and development, marketing, financial and other resources than us and, therefore, represent and will continue to represent significant competition in our anticipated markets. As a result of their size and the breadth of their product offering, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for us. It is anticipated that we will benefit from their participation in selected markets, which, as they expand, may attract the attention of our competitors. The business of research and development of pharmaceuticals for the treatment of cardiac infarction is intensely competitive. Major companies with immense financial and personal resources are also engaged in this field.

     Currently, we are not aware of any substance available in the market with similar effectiveness to Elafin. Elastase inhibitors such as Elafin, which may be applied to humans, have been under research and development in the pharmaceutical industry for more than ten years. Currently, there have been more than 200 related patents granted. Most of these substances are produced synthetically, and are not applicable in the treatment of cardiac infarctions. Three other elastase inhibitors, secretory leukoprotease inhibitor (SLPI), alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. Three other substances, ZD8321, ZD0892 and ONO-5046 are artificial elastase inhibitors, which may have comparable effectiveness to that of Elafin.

Secretory  Leukoprotease  Inhibitor  (SLPI)

     Amgen, Inc. is the owner of the patent for SLPI. Amgen purchased this patent by acquiring Synergen, Inc. SLPI is quite similar to Elafin. Nevertheless, SLPI has some disadvantages in its intended application in the treatment of cardiac infarctions and in the treatment of serious injuries. It is only effective against one (leukocyte-elastase) of the two (leukocyte-elastase and proteinase 3) major enzymes which destroy tissue, while Elafin has shown effectiveness against both. Therefore, Elafin is probably of higher effectiveness. Furthermore, SLPI is not as stable as Elafin, which is a disadvantage in its distribution as a drug. SLPI was discovered much earlier than Elafin, therefore, the remaining term of the covering patent should be shorter than that related to Elafin. Amgen does not mention the development of SLPI as a drug in its annual report of 1998.

Alpha-1-antitrypsin

Human blood contains relatively large amounts of alpha-1-antitrypsin naturally. Research into the use of alpha-1-antitrypsin for the treatment of cardiac infarctions, shock and of other serious inflammations has been ongoing for the last twenty years. Compared to Elafin, however, there are some substantial problems related to alpha-1-antitrypsin. For example, alpha-1-antitrypsin is not as stable as Elafin, and therefore, from the scientific point of view it is probably not as effective as Elafin. Additionally, alpha-1-antitrypsin is very difficult to produce. The existing biotechnological procedure to produce alpha-1-antitrypsin is to use genetically manipulated sheep, which produce alpha-1-Antitrypsin in their milk. Existing flocks of sheep do not produce sufficient amounts of alpha-1-antitrypsin. As a result, experiments involving cloning of sheep (such as "Dolly") have been performed to produce a better flock of sheep compatible with the production of alpha-1-antitrypsin. Alpha-1-antitrypsin has received approval for the use as a drug in genetic deficiency of alpha-1-antitrypsin and is currently produced from pooled human sera.

Recombinant  monocyte/neutrophil  elastase  inhibitor  (rM/NEI)

     This compound of human descent is currently under development for the use in cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc.
(CBR), an affiliate of the Harvard Medical School, which holds the rights for this compound.

ZD8321  and  ZD0892

     Both ZD8321 and ZD0892 have been developed by AstraZeneca with the intention of treating lung diseases. However, AstraZeneca has suspended both inhibitors from their research and development pipeline.

ONO-5046  (Sivelestat)

     Ono Pharmaceutical Co. Ltd., Japan has developed the synthetic elastase inhibitor ONO-5046 (Sivelestat). ONO has got the approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease accompanying generalised inflammatory syndrome in Japan.

GOVERNMENT  REGULATION

The Company is, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which we believe we are in material compliance. Any future of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the business, financial condition, and results of operation of the Company.

Because of the nature of our operations, the use of hazardous substances, and our ongoing research and development and manufacturing activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial conditions, and results of operations of the Company will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

     Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the Company, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

PATENTS,  LICENSES  &  ROYALTIES

     The Company owns licenses to exclusively develop products based on patents and filings including nine (9) patents already issued and another four
(4) patent applications already in the process of patent office reviews. Of the issued patents are two (2) patents which have been issued in the United States of America. The Company does not have title to any patents; title to the patents rests with Dr. Wiedow, a director of the Company.

Dr. Wiedow will receive three percent (3%) of the gross revenues of the Company from products based on patents of which he was the principal inventor. Further, Dr. Wiedow will receive license fees in the amount of 110,000 Euros per year and a refund for all expenses to maintain the patents (patent fees, lawyers fees, etc.) Such license fees shall be reduced by any other royalties paid to Dr. Wiedow. As of the date of this annual report, no fees have been paid to Dr. Wiedow although $414,000 has been accrued.

     AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals Inc.) had held the patents for elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca Inc. will receive two percent (2%) of the gross revenues of the Company from products based on patents in which Dr. Wiedow was the principal inventor.

Proteo  holds  an  exclusive  license  for  the  following  patents:

USA          US     5464822
USA          US     6245739
EU           EP     0402068
Japan        JP     2989853
Australia    AU     636148
Canada       CA     2018592
Finland      FI     902880
Ireland      IE     070520
Israel       IL     094602
New Zealand  NZ     233974
Norway       NO     177716
Portugal     PT     094326
South Africa ZA     9004461

EMPLOYEES

     Currently, PMI has one full time employee, and PBAG has six employees.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

ITEM  3  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART  II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMAL BUSINESSISSUERS PURCHASES OF EQUITY SECURITIES

The following table sets forth the closing prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service, the Over-the-Counter Bulletin Board maintained by Nasdaq, and the Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was originally listed on the NASDAQ Over-the-Counter Bulletin Board on April 2, 1998 under the trading symbol AFLK. On May 21, 1999, the Company's symbol was changed to PAHI. On October 12, 2001, the Company's symbol was changed to TVGE. In conjunction with the Company's name change to Proteo, Inc., the Company's symbol was changed to PTEO on January 28, 2002.

                         COMMON  STOCK  PRICES
     YEAR     PERIOD                      HIGH         LOW
                                         -------      -------
     2001      First  Quarter              N/A          N/A
               Second  Quarter             N/A          N/A
               Third  Quarter              N/A          N/A
               Fourth  Quarter            34.50        3.00

     2002      First  Quarter             10.501        0.15
               Second  Quarter            10.25         0.14
               Third  Quarter             15.00         2.95
               Fourth  Quarter            15.00         1.50

     2003      First  Quarter              1.50         0.85
               Second  Quarter             5.00         1.05
               Third  Quarter              6.00         1.01
               Fourth  Quarter             2.50         0.55

__________________
N/A  -  Not  available.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the company as of the close of business on December 31, 2003 was 1,825. Many of the shares of the Company's Common Stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

PENNY  STOCK

Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's common stock will be on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company has entered into a common stock purchase agreement to sell up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued 66,667 shares at $0.60 per share or $40,000 in cash during the year ended December 31, 2003.

EQUITY  COMPENSATION  PLAN  INFORMATION

The  Company  has  no  equity  compensation  plans.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

CAUTIONARY  STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbours created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, and increases in general and administrative costs, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company does not currently generate any significant revenue from its operations and does not expect to report any significant revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's service, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned operations.


Plan  of  Operations

The Company intends to specialize in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. In order to conduct clinical trials, the Company must first complete the research and development of an efficient production process in accordance with GMP (Good Manufacturing Practices) standards.

The Company's success will depend on its ability to implement efficient production process in accordance with GMP standards, to examine toxicology in animal experiments, and to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

In collaboration with a non-affiliated third party company, the Company has identified the yeast to be utilized in the production of Elafin and has ordered the third party to develop efficient clones of such yeasts. Further, the Company has optimized the yeast expression systems to increase efficient production of such yeasts. The Company's management intends to finish animal experiments on the toxicology of Elafin as needed to enter governmental approval procedures in the first quarter of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,666,000 from the sale of 17,853,179 shares of common stock, of which, 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of December 31, 2003, the Company has received approximately $800,000 related to the stock subscription agreement.

Additionally, PBAG received a grant from the German State Schleswig-Holstein in the amount of approximately 790,000 Euros. Such grant, as amended, covers the period from February 1, 2001 to March 31, 2004 and covers 47.95% of costs and expenses related to the research and development of the Company's Elafin project. The grant depends on the Company's ability to cover 52.05% of such costs and expenses, and from the achievement of certain milestones. During the twelve month period ended December 31, 2003, the Company has received approximately 289,000 Euros ($328,000) of the grant, which has been netted against the related research and development expenses. PBAG is currently in the process of applying to the German state of Schleswig-Holstein and the European Union for additional grants to further develop its product (see further discussion below). There can be no assurance, however, that such grants will be approved and funds will be available for future research and development activities.

The Company has cash approximating $490,000 as of December 31, 2003. This is consistent with the December 31, 2002 cash balance of approximately $449,000.

The Management of the Company believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favourable to the Company, at all.

CAPITAL  EXPENDITURES

None  significant.

GOING  CONCERN

The Company's independent certified public accountants have stated in their Auditor's Report included in this Form 10-KSB that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. Therefore, the Company will be required to seek additional funds to fund its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Inflation

Management believes that inflation has not had a material effect on the Company's results of operations.

Off  Balance  Sheet  Arrangements

The  Company  does  not  currently  have  any  off  balances sheet arrangements.

ACCOUNTING  MATTERS

Critical  Accounting  Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a
"critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Grants

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

Funds are available at the earliest from January 1 of each budget year with a fund request submitted on or before December 5 of each year. Funds reserved for each budget year may not be assigned and funds not requested by December 5 of each budget year will expire.

Foreign  Currency  Translation

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount approximated $260,000 at December 31, 2003.

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. At each quarter-end, the Company translates the quarterly amount to US Dollars at the exchange rate effective on that date. If the exchange rate changes between the time incurred and the time actual payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, the Company has not realized any exchanges losses during the years ended December 31, 2003 and 2002.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current net income. The Company recorded an unrealized exchange loss of approximately
$79,000 for the year ended December 31, 2003. There were no significant unrealized exchange gains or losses during the year ended December 31, 2002.

Risks  and  Uncertainties

The Company maintains its cash in foreign accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation (FDIC). The
Company  has  not  experienced  any  losses  in  these  accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union ("EU").

Comprehensive  Income  (Loss)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

Expiration  of  the  old  grant

The ongoing grant from the German state of Schleswig-Holstein expires on March 31, 2004. PBAG has fulfilled all milestones and requirements of this grant.

Aspiring  new  grants

PBAG, along with a consortium of other EU-companies, has filed an application with the EU-Commission in order to achieve a swift market launch for Elafin in special applications. If approved, we expect to receive about 1.5 million Euros. Also, PBAG is seeking a second grant from the German state of Schleswig-Holstein for the continuation of the running Elafin development project for 3 years. If approved, we expect to receive about 760,000 Euros. The decisions regarding approval from both granting authorities are expected in April/May 2004.

ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the consolidated financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A  -  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial
Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company, including its consolidating subsidiaries, that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                    PART  III

ITEMS  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth the names and ages of the current and incoming directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

     Name                         Age     Positions

     Joerg Alte                   43     President  and  Director

     Professor Oliver Wiedow, MD. 46     Director  and  Principal  Executive
                                         Officer

     Birge Bargmann               43     Director

     Holger Pusch                 47     Director

     Ulrich Glaeser               46     Secretary,  Director  and  Principal
                                         Financial  Officer

     Hartmut Weigelt, Ph.D.       58     Director

Biographical  Information:

     Joerg Alte, currently serves as the President and Director of the Company. Mr. Alte is a German lawyer by training and practice. After studying law and passing his second state examination, he worked for more than three years at a German law office predominantly engaged in economic and corporate laws with both public and private company clients engaged in international business. Subsequently, Mr. Alte worked as a legal advisor with a German diagnostic company, where he also practiced German and U.S. Securities laws. From November 1998 to April 2000, Mr. Alte served as President and CEO for Sangui BioTech International, Inc., a publicly traded company.

     Prof. Oliver Wiedow, M.D., currently serves as a Director and Principal Executive Officer of the Company. Since 1985 Professor Wiedow has served as physician and scientist at the University of Kiel, Germany. Currently, Prof. Wiedow is a Professor of dermatology, venerology and allergology at the university's dermatological clinic. Mr. Wiedow discovered Elafin in human skin and has researched its biological effects. He has knowledge in biochemistry which is needed for the production of Elafin.

     Birge Bargmann, currently serves as a Director of the Company. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the dermatological clinic of the University of Kiel. She co-developed and carried out procedures to detect and to clean up Elafin.

     Holger Pusch, currently serves as a Director of the Company. Mr. Pusch is presently employed by Agfa-Gaevert. For the last 15 years, Mr. Pusch has worked in different marketing and sales functions for major German companies, among others as Director of Marketing and Division Leader.

Ulrich Glaeser, currently serves as Secretary, Director and Principal Executive Officer of the Company. Before joining Proteo Biotech AG as Chief Executive Officer in May 2001, Mr.
Glaeser was sales and marketing manager at Draeger ProTech GmbH in Luebeck, Germany. In addition to his degrees in economics and engineering, he has a Master of Business Marketing (MBM) degree from the Free University of Berlin.

     Hartmut Weigelt, Ph.D., currently serves as a Director of the Company. Since 1996, Mr. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Between 1995 and 1996, Mr. Weigelt was the Director of Environmental Agency for the city of Dortmund, Germany. From 1992 to 1994 Mr. Weigelt served as the managing directgor of Environmental Resources Management GmbH. From 1989 to 1992 Mr. Weigelt worked as the Director for Environmental Risk-Analysis and Business Coordination for Gerling AG (a large German insurance company). From 1987 to 1989 Mr. Weigelt worked as the Director for Drug-Development-Coordination of Schering AG (a German pharmaceutical company). Between 1972 to 1985, Mr. Weigelt worked for Max-Planck-Institute for
Systems-Physiology. Mr. Weigelt was also a co-founder of the first German private university, Witten/Herdecke. Mr. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology.

Audit  Committee  and  Financial  Expert:

While no formal audit committee has been established, the entire Board of Directors acts in such capacity. Additionally, none of our directors qualifies as an audit committee financial expert. To date, we have not been able to secure an audit committee financial expert to serve as a director. We believe this is a result of the lack of directors and officers insurance, and we are seeking to acquire such insurance at the most affordable rate.

FAMILY  RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

INVOLVEMENT  IN  LEGAL  PROCEEDINGS

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limited his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

CODE  OF  ETHICS

We have not adopted a code of ethics as of the date of filing this report. Our Board of Directors has not had time to complete the code of ethics and intends to do so within the next 120 days.

ITEM  10  -  EXECUTIVE  COMPENSATION

The following Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary  Compensation  Table
-  ----------------------------
The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------

Joerg Alte            2002      $   96,000        -0-             -0-           -0-           -0-       -0-         -0-
(Chief Executive Officer,
Chief Financial Officer
and Director

                      2003      $   75,000        -0-             -0-           -0-           -0-       -0-         -0-





                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Joerg Alte                    0                    n/a                      n/a





                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Joerg Alte                 -0-                    -0-                         -0-                       -0-


Compensation  of  Directors

     The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group. The address for all of the following entities and individuals is c/o Proteo, Inc., 3206 W. Wimbledon Drive, Augusta, GA 30909.


                              Name and Address of     Amount and Nature of       Percent
Title of Class                Beneficial Owner        Beneficial Ownership (1)   of Class
----------------------------  ----------------------  ------------------------   --------
Common                        Oliver Wiedow
Stock                                                      10,680,000            49.29%

Common                        Birge Bargmann
Stock                                                       2,000,000             9.24%

Common                        Holger Pusch
Stock                                                          20,000             0.09%

Common                        Ulrich Glaeser
Stock                                                         100,000             0.46%

Common                        Hartmut Weigelt
Stock                                                         150,000             0.69%

Common                        Joerg Alte
Stock                                                         140,000             0.65%

Common                        All officers and directors
Stock                          as a group (6 persons)      13,090,000            60.42%


(1)     Based  on  21,667,101  shares  outstanding.

ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company has agreed to pay Dr. Wiedow, a director of the Company, three percent (3%) of the gross revenues of Company from products based on patents where he was the principal inventor. Furthermore, the Company has agreed to pay licensing fees in the amount of 110,000 Euro (approximately $138,000 at December 31, 2003) per year through December 31, 2006, and a refund for all expenses needed to maintain such patents (e.g., patent fees, lawyers fees, etc).

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NO.     DESCRIPTION

2.1**   Agreement  and  Plan  of  Share  Exchange

3.1*    Articles  of  Incorporation,  dated  December  18,  1992

3.2*    Amendment  to  Articles  of  Incorporation,  dated  October  31,  1996

3.3*    Amendment  to  Articles  of  Incorporation,  dated  February  12,  1998

3.4*    Amendment  to  Articles  of  Incorporation,  dated  May  18,  1999

3.5**   Amendment  to  Articles  of  Incorporation,  dated  July  18,  2001

3.6***  Amendment  to  Articles  of  Incorporation,  dated  January  11,  2002

3.7**   Articles  of  Share  Exchange,  dated  April  25,  2002

3.8*    By-Laws,  dated  December  18,  1992

31.1    Rule  13a-14(e)  Certification  of  Chief  Executive  Officer

31.2    Rule  13a-14(e)  Certification  of  Chief  Financial  Officer

32.1    Section  1350  Certification  of  Chief  Executive  Officer

32.2    Section  1350  Certification  of  Chief  Financial  Officer

________________________
* Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the SEC on March 2, 1999.

** Incorporated by reference from the Company's Current Report on Form 8-K filed on  May  6,  2002

*** Incorporated by reference from the Company's Annual Report on Form 10-KSB filed with the SEC on May 10, 2002.

(B)  REPORTS  ON  FORM  8-K

There were no filings on Form 8-K during the fourth quarter of the year ended December 31, 2003.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:

We were billed $57,600 and $84,900 for the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly consolidated financial statements.

Audit  Related  Fees:

None

Tax  Fees:

We were billed $7,300 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered by the principal accountant for tax compliance and tax advice.

All  Other  Fees:

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the three categories above.

All of the services provided by our principal accountant were approved by our Board of Directors. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 14, 2004

                                     PROTEO,  INC
                                     (Registrant)

                                     By:  /s/  Prof.  Oliver  Wiedow,  M.D.
                                     --------------------------
                                     Prof.  Oliver  Wiedow,  M.D.
                                     Acting  President  and  CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                         Capacity            Date
     ---------------------------------------------------------------

     Professor Oliver Wiedow, MD.      Director          April  14,  2004

     Birge  Bargmann                   Director          April  14,  2004

     Holger  Pusch                     Director          April  14,  2004

     Ulrich  Glaeser                   Director          April  14,  2004

     Hartmut  Weigelt,  Ph.D.          Director          April  14,  2004

                                  PROTEO,  INC.
                                AND  SUBSIDIARIES
                         (A  Development  Stage  Company)

                        CONSOLIDATED  FINANCIAL  STATEMENTS

                                December  31,  2003

                          INDEX  TO  FINANCIAL  STATEMENTS



Independent  Auditors'  Report                                     F-1

Consolidated  Balance  Sheet                                       F-3

Consolidated Statements of Operations and Comprehensive Loss       F-4

Consolidated  Statements  of  Stockholders'  Equity                F-5

Consolidated  Statements  of  Cash  Flows                          F-8

Notes  to  Consolidated  Financial  Statements                    F-10

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors  and  Stockholders
Proteo,  Inc.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of Proteo, Inc. and Subsidiaries (collectively the "Company"), a Development Stage Company, as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002, and for the period from November 22, 2000 (Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the period from November 22, 2000 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company is a development stage company which has experienced significant losses since inception with no revenues. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Squar, Milner, Raehl & Williamson, LLP

March  8,  2004
Newport  Beach,  California

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS

Current Assets
Cash . . . . . . . . . . . . . . . . . . . . .  $   491,282
Inventory. . . . . . . . . . . . . . . . . . .       48,041
Prepaid expenses and other current assets. . .       34,508
                                                ------------
                                                    573,831

Property and Equipment, net. . . . . . . . . .      439,636
                                                ------------

                                                $ 1,013,467
                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities . . .  $    64,305
Accrued licensing fees . . . . . . . . . . . .      414,000
                                                ------------
                                                    478,305

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001 per share;
20,000,000 shares authorized; no shares issued
and outstanding. . . . . . . . . . . . . . . .            -
Common stock, par value $0.001 per share;
300,000,000 shares authorized; 21,667,101
shares issued and outstanding. . . . . . . . .       21,668
Additional paid-in capital . . . . . . . . . .    3,653,446
Stock subscriptions receivable . . . . . . . .   (1,239,955)
Accumulated other comprehensive income . . . .      259,963
Deficit accumulated during development stage .   (2,159,960)
                                                ------------
                                                    535,162
                                                ------------

                                                $ 1,013,467
                                                ============

F-3     The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

                                                                         November
                                                                         22, 2000
                                                                         (Inception)
                                                                         Through
                                                                         December
                                                   2003          2002    31, 2003
                                              ----------    -----------  ------------

REVENUES. . . . . . . . . . . . .             $        -    $        -   $         -

EXPENSES
General and Administrative                       439,356       989,687     1,787,977
Research and Development, net of
grants                                           152,336       138,615       372,833
                                              ----------    -----------  ------------
                                                 591,692     1,128,302     2,160,810

OTHER INCOME (EXPENSE)
Interest income                                    5,775        12,400        24,630
Miscellaneous income, net                         44,713        10,507        55,220
Unrealized foreign currency
transaction loss                                 (79,000)            -       (79,000)
                                              ----------    -----------  ------------
                                                 (28,512)       22,907           850
                                              ----------    -----------  ------------

NET LOSS AVAILABLE TO
 COMMON SHAREHOLDERS                            (620,204)   (1,105,395)   (2,159,960)

FOREIGN CURRENCY
TRANSLATION ADJUSTMENTS                          164,399       116,057       259,963
                                              ----------    -----------  ------------

COMPREHENSIVE LOSS                           $  (455,805)  $  (989,338)  $(1,899,997)
                                              ===========   ===========  ============

BASIC AND DILUTED LOSS
AVAILABLE TO COMMON
SHAREHOLDERS PER COMMON
SHARE                                        $     (0.03)  $     (0.05)
                                              ==========    ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                                   21,634,000    21,186,000
                                              ==========    ===========

F-3     The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

                                                                                                            Deficit
                                                                                             Accumulated    Accumulated
                                                                Additional      Stock        Other          During
                                              Common Stock      Paid-in       Subscriptions  Comprehensive  Development
                                         Shares        Amount   Capital         Receivable   Income (Loss)  Stage            Total
                                         -----------  -------   -----------    ------------   ------------  ----------   ---------
BALANCE - November 22, 2000 (Inception)  $         -   $    -    $        -     $        -     $       -    $    -               -
Common stock
subscribed at $0.001 per
share . . . . . . . . . . . . . . . . .    4,800,000    4,800             -         (4,800)            -         -               -
Common stock issued
for cash at $3.00 per
share . . . . . . . . . . . . . . . . .       50,000       50       149,950              -             -                   150,000
Reorganization with
Proteo Biotech AG . . . . . . . . . . .    2,500,000    2,500         6,009              -             -                     8,509

Net loss. . . . . . . . . . . . . . . .            -        -             -              -             -   (60,250)        (60,250)
                                         -----------  -------   -----------    ------------   ------------  ----------   ---------
BALANCE -
 December 31, 2000. . . . . . . . . . .    7,350,000    7,350       155,959         (4,800)            -   (60,250)         98,259
Common stock issued
for cash at $3.00 per
share . . . . . . . . . . . . . . . . .      450,000      450     1,349,550              -             -         -       1,350,000
Cash received for
common stock
subscribed at $0.001 per
share . . . . . . . . . . . . . . . . .            -        -             -          4,800             -         -           4,800



(continued)

F-5    The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

                                                                                                            Deficit
                                                                                             Accumulated    Accumulated
                                                                Additional      Stock        Other          During
                                              Common Stock      Paid-in       Subscriptions  Comprehensive  Development
                                         Shares        Amount   Capital         Receivable   Income (Loss)  Stage            Total
                                         -----------  -------   -----------    ------------   ------------  ----------   ---------
Common stock
issued for cash at $.040
per share . . . . . . . . . . . . . . .      201,025      201        80,209              -             -         -          80,410
Common stock subscribed
at $0.40 per share. . . . . . . . . . .    5,085,487    5,086     2,029,109     (2,034,195)            -         -               -
Common stock issued for
cash to related parties
at $0.001 per share . . . . . . . .        7,200,000    7,200             -              -             -         -           7,200
Other comprehensive loss. . . . . . . .            -        -             -              -       (20,493)        -         (20,493)
Net loss . . . . . . . .. . . . . . . .            -        -             -              -             -  (374,111)       (374,111)
                                         -----------  -------   -----------    ------------   ------------  ----------   ---------
BALANCE -
 December 31, 2001. . . . . . . . . . .   20,286,512   20,287     3,614,827     (2,034,195)      (20,493) (434,361)      1,146,065
Common stock issued
in connection with
reverse merger. . . . . . . . . . . . .    1,313,922    1,314        (1,314)             -             -         -               -
Cash received for
common stock
subscribed at $0.40 per
share . . . . . . . . . . . . . . . . .            -        -             -        406,440             -         -         406,440


(continued)

F-6    The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

                                                                                                             Deficit
                                                                                             Accumulated     Accumulated
                                                                Additional      Stock        Other           During
                                              Common Stock      Paid-in       Subscriptions  Comprehensive   Development
                                         Shares        Amount   Capital         Receivable   Income (Loss)   Stage           Total
                                         -----------  -------   -----------    ------------   ------------   ----------  ---------
Other comprehensive
income    . . . . . . . . . . . . . . .            -        -             -              -       116,057         -        116,057
Net loss . . . . . . . .. . . . . . . .            -        -             -              -             - (1,105,395)   (1,105,395)
                                         -----------  -------   -----------    ------------   ------------  ----------   ---------
BALANCE -
 December 31, 2002. . . . . . . . . . .   21,600,434   21,601     3,613,513     (1,627,755)       95,564 (1,539,756)       563,167
Common stock issued for
cash at $0.60 per share . . . . . .           66,667       67        39,933              -             -          -         40,000
Cash received for common
stock subscribed at $0.40 per share                -        -             -        387,800             -          -        387,800
Other comprehensive income. . . . . . .            -        -             -              -       164,399          -        164,399
Net loss . . . . . . . .. . . . . . . .            -        -             -              -             -   (620,204)      (620,204)
                                         -----------  -------   -----------    ------------   ------------  ----------   ---------
BALANCE -
 December 31, 2003. . . . . . . . . . .   21,667,101   21,668     3,653,446     (1,239,955)      259,963 (2,159,960)       535,162
                                         ===========  =======   ===========    ============   ============  ==========   =========



F-7    The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

                                                                        November
                                                                        22,  2000
                                                                        (Inception)
                                                                        Through
                                                                        December
                                                2003          2002      31, 2003
                                           ----------  ------------  ------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss. . . . . . . . . . . . . . . . .  $(620,204)  $(1,105,395)  $(2,159,960)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation. . . . . . . . . . . . . . .     46,525        20,150        66,675
Unrealized foreign currency
transaction loss. . . . . . . . . . . . .     79,000             -        79,000
Changes in operating assets and
liabilities:
Inventory . . . . . . . . . . . . . . . .    (15,430)      (32,611)      (48,041)
Prepaid expenses and other current
assets. . . . . . . . . . . . . . . . . .     49,868        (9,172)      (30,846)
Accounts payable and accrued
Liabilities . . . . . . . . . . . . . . .   (116,483)       65,606        39,996
Accrued licensing fees. . . . . . . . . .    125,000       110,000       335,000
                                           ----------  ------------  ------------
Net cash used in operating activities . .   (451,724)     (951,422)   (1,718,176)

CASH FLOWS FROM INVESTING
ACTIVITIES
Acquisition of property and equipment . .    (98,061)     (282,839)     (504,793)
Cash of reorganized entity. . . . . . . .          -             -        27,638
                                           ----------  ------------  ------------
Net cash used in investing activities . .    (98,061)     (282,839)     (477,155)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock. .     40,000             -     1,627,610
Proceeds for subscribed stock . . . . . .    387,800       406,440       799,040
                                           ----------  ------------  ------------
Net cash provided by financing activities    427,800       406,440     2,426,650

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT. . . . . . . . . .    164,399       116,057       259,963
                                           ----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH . . . . .     42,414      (711,764)      491,282

CASH - beginning of period. . . . . . . .    448,868     1,160,632             -
                                           ----------  ------------  ------------

CASH - end of period. . . . . . . . . . .  $ 491,282   $   448,868   $   491,282
                                           ==========  ============  ============

                                   (continued)

F-8    The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

                                                                        November
                                                                        22,  2000
                                                                        (Inception)
                                                                        Through
                                                                        December
                                                2003          2002      31, 2003
                                           ----------  ------------  ------------


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Common stock issued for subscriptions
receivable                                 $        -   $        -   $  1,627,755

Net assets of reorganized entity in
exchange for equity securities             $        -   $        -   $      8,509


See the accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2003 and 2002, and for the period from November 22, 2000 (Inception) through December 31, 2003.

F-9     The  accompanying  notes  are  an  integral  part  of these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Years Ended December 31, 2003 and 2002, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2003

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business

Proteo, Inc. (formerly TriVantage Group, Inc.) and Proteo Marketing, Inc. ("PMI"), a Nevada corporation which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with TriVantage Group, Inc., a publicly traded "shell" company (see Note 2). Proteo, Inc., PMI, and PBAG are hereinafter collectively referred to as the "Company". The Company is publicly traded on the Over-the-counter Bulletin Board under the symbol "PTEO".

The Company intends to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin. Elafin is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplantations.

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will begin to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated revenues from any product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

Development  Stage  and  Going  Concern

The Company has been in the development stage since it began operations on November 22, 2000, and has not generated any revenues from operations and there is no assurance of any future revenues.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Management  has  taken  action  to  address  these  matters.  They  include:

- Retention of experienced management personnel with particular skills in the commercialization of such products.
-     Attainment  of  technology  to  develop  additional  biotech  products.
-     Raising  additional  funds through the sale of debt and equity securities.

The Company's products, to the extent they may be deemed drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

Management plans to obtain revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks  and  Uncertainties

The Company's line of future pharmaceutical products being developed by its German subsidiary are deemed as drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products. The pharmaceutical products, under development in Germany, will be subject to more stringent regulatory requirements because they are in vivo products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and F-11

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Principles  of  Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Proteo, Inc and its wholly owned subsidiaries. The operations of PBAG, acquired on December 30, 2000, are included in the accompanying statements of operations and comprehensive loss from such date. All significant intercompany accounts and transactions have been eliminated in consolidation.

Startup  Activities

Statement of Position No. 98-5, ("SOP 98-5") "Reporting the Costs of Startup Activities." SOP 98-5 requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs. This standard has not materially impacted the Company's financial position or results of operations.

Grants

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment (See Note
6). Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of such property's historical cost.

Funds are available at the earliest from January 1 of each budget year with a fund request submitted on or before December 5 of each year. Funds reserved for each budget year may not be assigned and funds not requested by December 5 of each budget year will expire.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Use  of  Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United Sates of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax valuation allowances. Actual results could materially differ from such estimates.

Financial  Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and accounts payable and accrued expenses, approximate their fair value at December 31, 2003, due to their short-term nature.

Foreign  Currency  Translation

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $259,963 at December 31, 2003.

Foreign  Currency  Transactions

The  Company records payables related to a certain licensing agreement (see Note
6), in accordance with SFAS No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. At each quarter-end, the Company translates the quarterly amount to US Dollars at the exchange rate effective on that date. If the exchange rate changes between the time incurred and the time actual payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, the Company has not realized any exchanges losses during the years ended December 31, 2003 and 2002.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current net income. The Company recorded an unrealized exchange loss of approximately
$79,000 for the year ended December 31, 2003. There were no significant unrealized exchange gains or losses during the year ended December 31, 2002.

Concentrations

The Company maintains substantially all of its cash in bank accounts in Germany and not in United States bank depository accounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

Inventory

Inventories  are  stated  at  the lower of cost (first-in, first-out) or market.
Inventories are entirely comprised of research supplies and materials and are expensed as consumed.

Property  and  Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives, which range from 3 to 14 years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the consolidated statements of operations.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Long-Lived  Assets

In July 2001, the Financial Accounting Statements Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to any newly initiated commitment to a plan to sell such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on the financial statements with respect to future disposal decisions, if any. As of December 31, 2003, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

Revenue  Recognition

It is the Company's intent to recognize revenues from future product sales at time of delivery.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in the Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and which was effective
October 1, 2000. The Company believes that once significant revenues are generated, the Company's revenue recognition will conform to SAB No. 101.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Research  and  Development

Research and development costs are charged to operations as they are incurred. Grant funds received are netted against research and development costs (see Note
6).

Patents  and  Licenses

The Company does not hold title to any patents or patents pending related to the Elafin technology and instead operates under a technological license agreement with a related party (see Note 6).

Income  Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Accounting  for  Stock-Based  Compensation

From inception to December 31, 2003, the Company has not granted any stock options, stock warrants, or adopted any stock option plan. The Company intends to account for any future stock options granted to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25."

Basic  and  Diluted  Loss  Per  Common  Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2003 and 2002. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss. See
Note  7  for  more  information.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Comprehensive  Income  (Loss)

SFAS No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income
(loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

Segments  of  an  Enterprise  and  Related  Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has had no revenues from inception. See Note 3 for information on long-lived assets located in Germany.

Significant  Recent  Accounting  Pronouncements

SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS No. 146.

SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors (if any) do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 31, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company does not believe FIN No. 46 (as amended) will have any significant effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. Otherwise, this pronouncement is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's consolidated results of operations or financial condition.

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.


2.  REVERSE  MERGER

The Company entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Proteo Marketing, Inc. ("PMI"). In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of TriVantage Group, Inc. Such amount was recorded as acquisition costs during the year ended December 31, 2002, and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of the Company to effect a reverse acquisition (the "Merger") between the PMI and Proteo, Inc. By virtue of the Merger, the stockholders of PMI acquired 20,286,512 shares of Proteo, Inc. The total issued and outstanding shares of the combined entities subsequent to the Merger were 21,600,434 shares. Since Proteo, Inc.'s previous and continuing operations and balance sheet are insignificant, pro forma financial information has not been presented.

3.  PROPERTY  AND  EQUIPMENT

Property and equipment, all located in Kiel, Germany, consists of the following at December 31, 2003:

Technical and laboratory equipment     $  310,953
Plant                                     185,573
Office equipment                            1,479
Computers                                  17,373
                                       ----------
                                          515,378
Less:  Accumulated depreciation           (75,742)
                                       ----------
                                       $  439,636
                                       ==========

Substantially all assets were not placed into service until July 2002. Most of the Company's activities prior to July 2002 were conducted in leased facilities at the University of Kiel, Germany. The Company began operations its new facilities after such date (see Note 6).


4.  STOCKHOLDERS'  EQUITY

Common  Stock

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

In November 2000, the Company sold and issued 4,800,000 shares of common stock at $0.001 per share for $4,800 in cash, which was received in fiscal 2001; therefore the issuance was accounted for as a stock subscription receivable at December 31, 2000. During the year ended December 31, 2001, the Company sold and issued an additional 7,200,000 shares of common stock to related parties at $0.001 per share for $7,200 in cash.

In November 2000, the Company sold and issued 50,000 shares of common stock at $3.00 per share for $150,000 in cash.

In December 2000, the Company issued 2,500,000 shares of common stock in connection with the reorganization and stock exchange agreement with PBAG (see "Nature of Business" in Note 1).

During the year ended December 31, 2001, the Company issued and sold 450,000 shares of common stock at $3.00 per share to Euro-American GmbH for $1,350,000 in cash.

4.  STOCKHOLDERS'  EQUITY

During the year ended December 31, 2002, the Company issued 1,313,922 shares of common stock in conjunction with the reverse merger with PMI (see Note 2).

During the year ended December 31, 2001, the Company entered into a subscription for 6,000,000 shares of the Company's common stock with Euro-American GmbH, valued at $2,400,000. During the year ended December 31, 2001, 5,286,512 shares of Company common stock were issued under such subscription, of which approximately $388,000, $406,000 and $80,000 was received during the years ended December 31, 2003, 2002 and 2001, respectively. In May 2003, FIDEsprit AG ("FIDEsprit") assumed the common stock subscription agreement with Euro-American GmbH. Management expects the outstanding balance to be received in installments through August 2005.

Additionally, the Company entered into a common stock purchase agreement with FIDEsprit to purchase up to 1,000,000 shares of the Company's common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued 66,667 shares at $0.60 per share or $40,000 in cash during the year ended December 31, 2004.

Preferred  Stock

The Company is authorized to issue 20,000,000 shares of non-voting, no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. No preferred stock has been issued as of December 31, 2003.


5.  INCOME  TAX  PROVISION

There is no material income tax expense recorded for the years ended December 31, 2003 and 2002, due to the Company's net losses.

Income tax expense for the years ended December 31, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                          2003          2002
                                                          ----          ----

Income tax benefit at U.S. federal statutory rates  $  (211,000)   $(376,000)
State income tax benefit                                (37,000)     (74,000)
Change in valuation allowance                           248,000      450,000
State and local income taxes, net of federal
income tax effect                                          800           800
                                                      ---------    ---------
                                                      $    800     $     800
                                                      =========    =========

The Company has a deferred tax asset and like amount of valuation allowance of approximately $875,000 at December 31, 2003, relating primarily to tax net operating loss carryforwards.

As of December 31, 2003, the Company had tax net operating loss carryforwards of approximately $2,200,000, $1,100,000, and $600,000 available to offset future taxable Federal, state, and foreign income, respectively. The federal and state carryforward amounts expire in varying years through 2024. The foreign net operating loss relates to Germany and does not have an expiration period.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards ("NOLs") could be severely restricted. Further, utilization of the Company's state NOLs for tax years 2002 and 2003 have been suspended under provisions of California law.


6.  COMMITMENTS  AND  CONTINGENCIES

Grants

In 2001, the German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant, as amended, covers the period from February 1, 2001 to March 31, 2004 if certain milestones are reached by November 15 of each year, with a possible extension as defined in the agreement.

The grant, as amended, covers 47.95% of eligible research and development costs and is subject to the Company's ability to cover the remaining 52.05% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

6.  COMMITMENTS  AND  CONTINGENCIES

Grants

The Company qualified for and received grant funds approximating 289,000 Euros and 322,000 Euros in 2003 and 2002 ($328,000 and $305,000, respectively), respectively. Such amounts have been recorded as a reduction of research and development expenses in the respective year of receipt. As of December 31, 2003, management believes that all milestones required by the grant were satisfied.

The Company is currently in the process of applying to the German state of Schleswig-Holstein and the European Union for additional grants to further develop its product. There can be no assurance, however, that such grants will be approved and funds will be available for future research and development activities.

License  Agreement

On December 30, 2000, the Company entered into a 30-year license agreement, beginning January 1, 2001, with Professor Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. In exchange for an exclusive license worldwide for such patents, patents rights and related technologies, the Company agreed to pay Dr. Wiedow a licensing fee of 110,000 Euros per year, for a term of six years and a total obligation of 660,000 Euros. Such licensing fees shall be reduced by payments to Dr. Wiedow during such six years for any royalties and for 50% of any salary.

Royalties are to be paid quarterly, for the 30-year term of the agreement, to Dr. Wiedow in the amount of 3% of gross revenues earned with products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

At December 31, 2003, the Company has accrued $414,000 for licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. Subsequent to year-end, the licensing agreement was amended to require yearly payments of 30,000 Euros, to be paid on July 15 of each year beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The payments will continue yearly until the entire obligation of 660,000 Euros has been paid. Expense related to such license totaling $125,000, $110,000, and $335,000 is included in general and administrative expense in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2003 and 2002, and for the period November 22, 2000 (inception) to December 31, 2003, respectively. Additionally, an unrealized foreign currency transaction loss related to accrued licensing fees, totaling $79,000, was recorded during the year-ended December 31, 2003. No royalty expense has been recognized under the agreement since the Company has yet to generate any related revenues.

On October 4, 1999, Dr. Wiedow and Zeneca Limited (formerly Imperial Chemical Industries PLC) entered into an agreement to assign all patents and technology to Dr. Wiedow in exchange for a royalty of 2% of any future net sales from such patents and technology. The Company under its December 30, 2000 licensing agreement with Dr. Wiedow discussed above assumed such 2% royalty obligation.

Patents

Under the Dr. Wiedow license agreement, the Company does not hold title to any patents but must pay for all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred.

Leases

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

Future minimum rental payments under non-cancelable operating lease commitments, in Euros and equivalent Dollars (based on December 31, 2003 exchange rates), approximate the following for the years ending December 31:

            Euros              $
            -----           -------

2004        17,000         $21,000
2005        17,000          21,000
2006        17,000          21,000
2007        17,000          21,000
2008        17,000          21,000
Thereafter  48,000          62,700
            -----           -------
           133,000      $  167,700
            ======         ========

The Company also leases office space in Costa Mesa, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2003 and 2002, and for the period November 22, 2000 (inception) to December 31, 2003 approximated $46,000, $45,000 and $126,000, respectively.

7.  LOSS  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended December 31, 2003 and 2002:

                                                  2003          2002
                                                  ====          ====

Numerator for basic and diluted
loss per share:
Net loss charged to common stockholders     $  (620,204)  $  (1,105,395)

Denominator for basic and diluted
loss per share:
Weighted average number of shares            21,634,000      21,187,000
                                           ------------    ------------
Basic and diluted loss per share            $     (0.03)  $      (0.05)
                                           ============    ============