Form 10KSB/A
period 2003-12-31
GO ONLINE NETWORKS CORP
filed 2004-04-23
CIK 1056617

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


          9800 Eton Avenue
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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for its most recent fiscal year.  $7,099,110.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.)

     $2,284,616 based on the closing price for the common stock on April 13, 2004.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 31, 2003, there were 199,710,394 shares of common stock, par value $0.001, issued and outstanding.

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

     Digital West's business has primarily been focused on acquiring, refurbishing and reselling these products with approximately 12,500 items being refurbished and $4,914,216 in revenues from the sale of those products during the fiscal year ended December 31, 2003 and approximately 34,620 items refurbished and $12,346,558 in revenues for those refurbished products during the fiscal year ended December 31, 2002. In addition, during fiscal year 2003, Digital West sold approximately 45,400 refurbished or new printers for an additional $1,673,345 in volume.

     Digital West believes this market segment will decline as a direct result of continuing bottom line pressure on both major manufacturers and retailers. Manufacturers are under continuing pressure not to accept returned products from their customers whether they be specialty electronic chain stores, e-tailers, major box stores or catalogue operators. All major retailers throughout the entire industry have dramatically reduced their asset recovery goods by revamping their liberal return policies for computers. Major retailers such as Best Buy not only have reduced the time element by which a consumer may return a computer, they now even charge the customer a restocking fee for a refund. This industry wide change in policy has dramatically impacted goods available for refurbishing and resale. The Company has reduced its overhead and cost of operations to respond to these negative factors.

     Digital West's principal offices and mailing address are 9800 Eton Avenue, Chatsworth, CA 91311, and its telephone number is (818) 718-7500. Digital West was incorporated in California in January, 1996.

Operations

     Digital West conducts its refurbishing, marketing and resale business principally from its 4,500 square foot distribution center at its facility located in Chatsworth, CA. In order at accommodate the immediate demands to achieve the highest levels of customer satisfaction for its clients, Digital West has established an automated and integrated order processing and distribution system which allows Digital West to provide efficient and accurate delivery of products on a timely basis to meet their customers needs. All products for resale are bar coded and tracked throughout the facility through Digital West's computer network. Goods are received and processed on a daily basis. The Company also purchases finished refurbished products on occasion from selected vendors. Finished products ready for resale are added to our computer system daily and are entered into our system on a real time basis for our customers to review and purchase.

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

     During fiscal year 2003 Digital West's major customer revamped its customer return policy dramatically reducing its ongoing need for Digital West's assistance in their Asset Recovery program. In anticipation of this change, Digital West both reduced its overhead to offset this business loss and refocused its business plan to create new significant opportunities.

     In the second and third quarter of 2003 Digital West began purchasing and reselling finished refurbished goods such as ink jet printers and national recognized computer products. In the fourth quarter Digital West expanded its refurbishing program to include electric scooters manufactured by Go Motorboards of Camarillo, California.

     Digital West launched an internet sales website featuring a full array of wireless fidelity products. The new website is www.wifibuynow.com. The products offered on the Company's website are also offered through Amazon.com's marketplace. Digital West makes use of the nation's leading virtual warehouse to support its marketing effort for products from leading wifi makers such as Linksys, Cisco, D-Link, Netopia, Creative Labs and Logitech.

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

     Digital West has also developed capabilities which allow customers to place orders via the world-wide web, reducing the order processing costs for both Digital West and the customer. Digital West believes that this capability will increasingly become a requirement by many customers and some suppliers and, accordingly, Digital West will continue to invest in enhancing those capabilities.

Customers  and  Suppliers

     Digital West sells refurbished computers, computer peripherals and computer components and parts to customers throughout the United States.

     Digital West depends on a limited number of organizations to provide it with the inventory it sells. There are generally no long-term supply agreements governing Digital West's relationships with its major suppliers. Digital West's primary supply arrangements are thus subject to termination or curtailment at any time, with little or no advance notice. The refusal or inability of any major supplier to ship goods Digital West could have a material adverse effect on our business.

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

     Digital West believes that our rapid growth was built around consistently processing orders in a very efficient and timely manner and delivering a consistently higher quality product than our competitors do. Our two service technicians are A1 or A+ trained and qualified giving us a competitive advantage in delivering high quality products to our customers. We see this advantage as one that will continue to serve us well in growing our business at our current pace into the foreseeable future.

SALES  AND  MARKETING

     Digital West's sales are supported by an online retail inventory management system enabling our staff to respond to our customers inventory needs in a timely and effective manner. Products promised to customers are nearly always shipped in the exact quantities our customers order with little or no back order disappointments. Digital West sales representatives visit our major customers on a regular basis and many of our customers also visit our facility on a regular basis. Digital West maintains a presence on the World Wide Web by offering our customers 24/7 services to a private site with pricing and inventories updated daily in real time delivery methodology. Sustaining the growth of Digital West is dependent upon building and maintaining relationships and loyalties with our current and future customers.

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

     On September 5, 2000, we acquired Digital West Marketing, Inc., a computer service firm based in Chatsworth, California, north of Los Angeles. We paid a total of $825,000 in cash for Digital West and issued 750,000 shares of our restricted common stock and 750,000 options to purchase shares of our common stock. We also entered into an employment agreement with Andrew Hart, then President of Digital West. We were introduced to Digital West as a potential acquisition by one ofour contacts, and entered into arms-length discussions with Mr. Hart to acquire Digital West. We determined that the business would be profitable for Go Online and its shareholders. Although no fairness opinion was obtained in connection with the transaction, the purchase price was determined in good faith arms-length negotiations between the companies and was based upon
(1) the amount of outstanding payables for Digital West, (2) the market price of Go Online's stock issued in the transaction on a performance only basis, and (3) the perceived future potential performance for Digital West based upon a key new relationship for refurbishing. Go Online acquired approximately $723,235 in assets in the acquisition and assumed liabilities approximating $800,000 (which were paid off in the transaction). Other liabilities of Digital West for related parties in excess of $2,200,000 were terminated on the date of the transaction.

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

    During December 2001, the Company sold its kiosk business and related assets to ICOA, Inc. ("ICOA"). Consideration received included a warrant in the amount of $100,000 allowing the Company to convert the $100,000 warrant into common stock of the entity that acquired the kiosk business and assets. The warrant was convertible into the number of shares of common stock of the entity based on exchanging the $100,000 for common shares at 75% of market value at any time after December 18, 2001. The Company recorded the value of the warrant at $133,333. In addition to receiving the warrant, the Company loaned the buyer
$100,000 and included a financing charge of $50,000 for a total of $150,000. The loan was a convertible note, convertible to common stock on the same basis as the warrant listed above, bore interest at 8% and matured June 30, 2002.
Because of the financial condition of the buyer, the Company had impaired the value of the warrants in their entirety and provided an allowance for collectability of the note for $100,000 in 2001. The remaining $50,000 financing charge offset the deferred financing costs incurred in connection with the acquisition of the funds used to make the loan.

     On November 20, 2003, the Company settled ongoing litigation it had with ICOA. In the settlement with ICOA, the Company was entitled to 3 million shares of ICOA stock and a note receivable in the amount $20,000, which bears interest at 6% and was due and payable in 90 days, but had an extension of 90 days during which interest is 12%. Thereafter, the note bears interest at the default rate of 18% until paid. The 3 million were issued as follows: (1) one million shares were issued to the Company's legal counsel who applied 500,000 shares as consideration for accrued legal services in the amount of $39,780 (proceeds received from sale). Since the fair value of the 500,000 shares was $35,000 at the date of settlement, the Company realized a $4,780 gain. The attorney then sold the other 500,000 shares subsequent to year-end and remitted the proceeds of $43,462 to the Company, which will realize a gain of $8,462 in 2004. (2) One million shares were issued to the Company's chief executive officer who accepted the shares as partial payment for advances and accrued expenses due to him in the amount of $90,000. Since the fair value of the shares was $70,000 at the date of settlement, the Company realized a $20,000 gain. (3) The remaining one million shares were issued in the Company's name and were sold subsequent to year-end. In addition, the Company also received a warrant to purchase up to 2 million shares of ICOA stock with a strike price of $.045 per share.

RESEARCH  AND  DEVELOPMENT

     We have not spent any measurable amount of time on research and development activities.

EMPLOYEES

     As of December 31, 2003, Go Online had two full-time employees. All of these employees work in our administrative offices. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

     Also as of December 31, 2003, the Digital West subsidiary of Go Online had seven full time employees. Of these employees, three work in Digital West's administrative division, one in customer service, one in technical support, and two in Digital West's warehouse facility. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located within the Digital West facility which operates out of a 4,500 square foot facility located at 9800 Eton Avenue, Chatsworth, California 91311. The faciliity is leased under a month to month lease at $4,500 per month (plus other costs) with Prefix Technologies.

     At the end of the lease terms for our rental space, we believe that we can lease the same or comparable offices at approximately the same monthly rate.


ITEM  3  -  LEGAL  PROCEEDINGS

     In February 2003, James Schwartz and Joyce Schwartz as Trustees of the Schwartz Family Trust ("Schwartz") filed an action against Go Online Networks Corporation, Digital West and Digital West's former president Andrew Hart for Fraudulent Conveyance of Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void,
(ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart denies any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The trial in this matter was set for March 29, 2004, but the date was recently vacated and the case stayed because Hart filed Chapter 7 Bankruptcy. A hearing is set in May 2004 to determine whether the case should be set for trial. In addition, the Company received from Schwartz' counsel a written demand that Digital West pay $881,000, which Schwartz contends is due under a later consolidated promissory note from Digital West. The Company was not previously aware of this consolidated note. However, based on the records of Digital West, it appears that Schwartz may already have been paid on this note.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None during the fiscal year ended December 31, 2004.

     On April 2, 2004, the Company held its annual meeting of shareholders and approved an amendment to the Company's Articles of Incorporation increasing the authorized capital stock of the Company from 200,000,000 shares to 850,000,000 shares. The Company also reelected directors and ratified the engagement of Weinberg & Company as the Company's auditors.

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

                                       Closing  Prices
      Year          Period                               High      Low

     2003     First  quarter                              .022    .0071
              Second  quarter                             .03     .012
              Third  quarter                              .019    .012
              Fourth  quarter                             .033    .011

     2002     First  quarter                              .03     .04
              Second  quarter                             .04     .02
              Third  quarter                              .02     .01
              Fourth  quarter                             .02     .01

     The number of beneficial holders of record of our common stock as of the close of business on December 31, 2003 was approximately 11,500. Many of the shares of Go Online's common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

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

On March 12, 2003, the Company's Board of Directors approved the issuance of 14,850,000 shares of common stock to certain employees and consultants in lieu of compensation, services and accrued liabilities. The value of the shares issued for compensation and consulting services totaled $148,500, which was computed based on the closing market prices of the common stock on the grant date. On April 1, 2003, the Company issued the 14,850,000 shares. Of those shares, 2,500,000 were later cancelled by the Company in connection with a consultant that did not provide the level of services referenced.

On March 25, 2003, the Company issued 10,000,000 shares of common stock for payment of accrued interest and principal on notes payable to MultiAsian Investments, Inc. and SolInvest, Inc. at a price of $.02 per share.

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

On August 2, 2003, the Company issued 2,325,581 shares of common stock for payment of accrued interest and principal on its convertible debentures valued at $30,000.

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

General  Overview

     Go Online Networks Corporation, a Delaware corporation, repairs and refurbishes computers and peripherals through our wholly-owned subsidiary, Digital West Marketing, Inc. Digital West is a computer service firm based in Chatsworth, California, north of Los Angeles. Revenues for 2003 were approximately $7.1 million. The company operates out of a 4,500 square foot facility currently employing seven people. The core of Digital West's business is selling refurbished computer products returned to establishments by customers and selling other electronics products.

Results  of  Operations

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002

     Our net income from operations during the fiscal year ended December 31, 2002 was $139,572 compared to a net loss from operations of $1,473,241 for 2003 a substantial decrease of $1,612,813. Our 2003 losses reflect primarily a substantial decrease in revenues as a result of reduction in product volume for refurbishment from our primary retail suppliers. Our operating expenses actually decreased. Our interest expense increased more than $500,000. Our net loss does include a one-time gain of $335,033 resulting from gains obtained from assets which we had previously written off.

     For the fiscal year ended December 31, 2002, we had revenue of $12,346,558, all of which was generated by Digital West. This is compared to $7,099,110 for the fiscal year ended December 31, 2003. This is entirely reflected by the decrease in operations at Digital West and reductions in our refurbishment business. Cost of goods sold decreased from $10,075,838 in fiscal 2002 to $6,334,716 in fiscal 2003.

     Operating expenses for the year ended December 31, 2002 were $1,729,725, compared to $1,395,918 for the fiscal year ended December 31, 2003, primarily as a reduction in salaries and other legal and administrative expenses. Other income and expenses for the year ended December 31, 2003 included a substantial increase in interest expenses referenced above.

Liquidity  and  Capital  Resources

     As of December 31, 2003, we had assets of $553,776, compared to $1,597,297 as of December 31, 2002. This change was attributable primarily to a substantial reduction in inventory, accounts receivable, cash and other assets in our Digital West division.

     Our current liabilities decreased from $5,380,048 at December 31, 2002 to $4,453,096 at December 31, 2003 primarily as a result of strict controls on accounts payable which resulted in a decrease of $918,349 in accounts payable during the period. All of our convertible notes and debentures are now considered current liabilities and a substantial portion of the convertible notes and debentures are in default.

     At December 31, 2003, our stockholders' deficit was $3,899,320 as compared to $3,782,751 at December 31, 2002, an immaterial difference.

     We made no material capital expenditures during the fiscal year ended December 31, 2003.

     During fiscal 2003, our ability to service our outstanding convertible notes and debentures was severely restricted as a result of our reaching our limit on available common stock when we reached our authorized capital limit.
In early 2004, we held a shareholders meeting and increased our authorized common stock from 200,000,000 shares to 850,000,000 shares. This will permit us to properly service our outstanding convertible notes and debentures and will also permit us to utilize equity for potential future financing.

     We believe that proceeds from our previous financings, together with our other resources and expected revenues and potential financings, will be sufficient to cover working capital requirements for at least twelve months. Now that we have sufficient available authorized shares, we can obtain financing through sales of equity securities if financing needs require us to do so (as the Company has been able to successfully do in the past). The Company is working to obtain new business lines, including wifi, to improve Company revenues. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support our operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings.


ITEM  7  -  FINANCIAL  STATEMENTS

     The consolidated financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The consolidated financial statements for the fiscal year ended December 31, 2002 and for the fiscal year ended December 31, 2003 were audited by Weinberg & Company, Certified Public Accountants. There have been no disagreements between management and Weinberg & Company of the type that are required to be reported under this Item 8.

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

     The  directors  and  executive  officers  of  the  Company  are as follows:

Name                    Age     Positions

Joseph  M.  Naughton     60     Chairman, Chief Executive Officer, Director

Scott  Claverie          42     Director

Jim  Cannon              68     Director; Director of Operations and Secretary

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

Summary  Compensation  Table

     The following summary compensation table shows certain compensation information for services rendered in all capacities for the four fiscal years ended December 31, 2000, 2001, 2002 and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                           SUMMARY COMPENSATION TABLE

                          Annual  Compensation                 Long  Term  Compensation
                    --------------------------              -------------------------------
                                                               Awards                     Payouts
                                                           ---------------           -------------------
                                                                                     SECURITIES
                                                       OTHER ANNUAL   RESTRICTED     UNDERLYING     LTIP      ALL OTHER
                                 SALARY      BONUS     COMPENSATION   STOCK Awards    OPTIONS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL   YEAR          ($)        ($)            ($)        ($)           SARS (#)       ($)         ($)
 POSITION
Joseph Naughton      2003         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
(President, CEO)     (12/31)

                     2002         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2001          96,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     2000          96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

Jim Cannon (1)       2003          12,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2002          26,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     2001          26,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     2000          60,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

Mick Schumacher (2)  2001          50,000     -0-           40,000 (3)   -0-            -0-           -0-        -0-
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


Employment  Agreements

Not  applicable

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Go Online common stock and Series A Preferred Stock of the Company as of December 31, 2003 by:
     each person or entity known to own beneficially more than 5% of the common stock or 5% of the preferred stock;
     each  of  Go  Online's  directors;
     each  of  Go  Online's  named  executive  officers;  and
     all  Go  Online  executive  officers  and  directors  as  a  group.

                           Name and                     Amount and
                           Address of                    Nature of              Percent of
Title of Class             Beneficial Owner (1)        Beneficial Ownership       Class
-------------------------  ---------------------       --------------------    -----------
Common Stock               Joseph M. Naughton              7,247,125 (2)         3.6%
Preferred Stock                                                    0             0.0%
Common Stock               James M. Cannon                 1,168,000 (3)         1.1%
Preferred Stock                                                    0             0.0%
Common Stock               Scott Claverie                    937,500             1.0%
Preferred Stock                                                    0             0.0%
  Bill Tillson
     14623 Deervale Place
Preferred Stock            Sherman Oaks, CA 91403             40,000             8.0%

Common Stock               All Officers and Directors
                           as a Group (3 persons)          9,325,625 (2,3)       4.7%
                                                           --------------        ----

1. Except as otherwise set forth, the address for each of these shareholders is c/o Go Online Networks Corporation, 9800 Eton Avenue, Chatsworth, CA 91311.
2. Mr. Naughton's shares are held through several different entities and trusts, as to which Mr. Naughton is the primary beneficial owner, including The Lynde Group, The Naughton Family Trust, JNNE, Inc., and a JWTROS account with his deceased spouse. Other than Mr. Naughton's beneficial ownership of such shares through such entities and trusts, none of such entities or trusts has any relationship with Go Online.
3. Reflects 158,000 shares which Mr. Cannon owns directly and up to 1,000,000 shares which Mr. Cannon could obtain upon the exercise of a warrant to purchase shares of common stock at $.20 per share.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Joseph  M.  Naughton, our Chief Executive Officer has made several loans to
Go Online. As of December 31, 2003 and as of December 31, 2002 the amounts payable to Mr. Naughton for advances totaled $178,023 and $288,681 respectively. In addition there is unpaid compensation due to him of $36,000 for 2003, and $5,000 for 2002. A portion of Mr. Naughton's unpaid salary was converted to stock during fiscal 2003. The balances payable to Mr. Naughton are uncollateralized, bear no interest and are payable on demand. This loan is on terms which are substantially better than could be obtained from third parties.

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

     (b)     REPORTS  ON  FORM  8-K


Not  applicable

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:

We were billed approximately $84,000 and $104,000 for the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly consolidated financial statements.

Audit  Related  Fees:

None

Tax  Fees:

None

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


Dated:  April 14, 2003             Go  Online  Networks  Corporation


                                   /s/  Joseph  M.  Naughton

                                   Joseph M. Naughton, Chief Executive Officer and Director

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES



                                    CONTENTS

PAGE     1     INDEPENDENT  AUDITORS'  REPORT

PAGE     2     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002

               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
PAGE     3     (LOSS) INCOME FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
PAGES     4-5  DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
PAGE     6     DECEMBER 31, 2003 AND 2002

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
PAGES     7-24 2003 AND 2002

                          Independent Auditors' Report


Board  of  Directors
Go  Online  Networks  Corporation  and  Subsidiaries

We have audited the accompanying consolidated balance sheets of Go Online Networks Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Go Online Networks Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1(U) to the consolidated financial statements, the Company has a net loss of $1,138,208, a working capital deficiency of $3,936,706, a negative cash flow from operations of $344,079 and a stockholders' deficiency of $3,899,320. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(U). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  Florida
March  2,  2004

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

                                     ASSETS
                                     ------

                                                                         2003           2002
                                                                 -------------  -------------
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    171,804   $    327,540
Accounts receivable, net. . . . . . . . . . . . . . . . . . . .        15,694        265,932
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .        68,906        797,949
Note receivable . . . . . . . . . . . . . . . . . . . . . . . .        20,000              -
Investment in marketable securities . . . . . . . . . . . . . .       124,500              -
  Exercisable warrants - ICOA . . . . . . . . . . . . . . . . .       105,033              -
Prepaid expenses and other current assets . . . . . . . . . . .        10,453          2,039
Deferred refurbishing expenses. . . . . . . . . . . . . . . . .             -         70,354
                                                                 -------------  -------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . .       516,390      1,463,814
                                                                 -------------  -------------

PROPERTY AND EQUIPMENT -
NET OF ACCUMULATED DEPRECIATION
OF $156,732 IN 2003 AND $135,061 IN 2002. . . . . . . . . . . .        24,800         45,776
                                                                 -------------  -------------

OTHER ASSETS
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,586         25,171
Deferred financing costs. . . . . . . . . . . . . . . . . . . .             -         62,536
                                                                 -------------  -------------
Total Other Assets. . . . . . . . . . . . . . . . . . . . . . .        12,586         87,707
                                                                 -------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  $    553,776   $  1,597,297
                                                                 =============  =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                               ----------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses . . . . . . . . . . . . .  $    174,952   $  1,093,301
Accrued lease obligations . . . . . . . . . . . . . . . . . . .             -          1,633
Accrued interest payable. . . . . . . . . . . . . . . . . . . .       728,349        400,661
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     1,136,000        950,000
Convertible notes and debentures. . . . . . . . . . . . . . . .     2,235,772      2,640,772
Advances from and accrued expenses due to officer . . . . . . .       178,023        293,681
                                                                 -------------  -------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . .     4,453,096      5,380,048
                                                                 -------------  -------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

STOCKHOLDERS' DEFICIENCY
Series A convertible preferred stock, $0.001 par value,
10,000,000 shares authorized, 1,209,559 and
3,709,559 issued and outstanding as of December 31, 2003
and 2002, respectively. . . . . . . . . . . . . . . . . . . . .         1,209          3,709
Series B convertible preferred stock, $100 par value,
2,000 shares authorized, issued and outstanding . . . . . . . .       200,000        200,000
Common stock, $0.001 par value, 200,000,000 shares authorized,
199,710,394, and 137,617,656 shares issued and outstanding
as of December 31, 2003 and 2002, respectively. . . . . . . . .       199,710        137,618
Additional paid-in capital. . . . . . . . . . . . . . . . . . .    12,384,608     11,442,061
Accumulated other comprehensive income. . . . . . . . . . . . .        19,500              -
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (16,704,347)   (15,566,139)
                                                                 -------------  -------------
     Total Stockholders' Deficiency . . . . . . . . . . . . . .    (3,899,320)    (3,782,751)
                                                                 -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . . . . . . . .  $    553,776   $  1,597,297
                                                                 =============  =============

    The accompanying notes are an integral part of these consolidated financial statements.
                                        2

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

                                                                             2003           2002
                                                                     -------------  -------------

NET REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,099,110   $ 12,346,558

COST OF REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . .     6,334,716     10,075,838
                                                                     -------------  -------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . . .       764,394      2,270,720
                                                                     -------------  -------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes . . . . . . . . . . .       592,863        630,556
General and administrative. . . . . . . . . . . . . . . . . . . . .       444,878        515,964
Legal and professional. . . . . . . . . . . . . . . . . . . . . . .       176,589        373,961
Rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       160,612        164,725
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,976         44,519
                                                                     -------------  -------------
Total Operating Expenses. . . . . . . . . . . . . . . . . . . . . .     1,395,918      1,729,725
                                                                     -------------  -------------

(LOSS) INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . .      (631,524)       540,995
                                                                     -------------  -------------

OTHER INCOME (EXPENSE)
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .      (879,757)      (364,456)
Realized gain on investment in marketable securities. . . . . . . .        24,780              -
Other income (expense). . . . . . . . . . . . . . . . . . . . . . .        13,260        (36,967)
                                                                     -------------  -------------
Total Other (Expense) . . . . . . . . . . . . . . . . . . . . . . .      (841,717)      (401,423)
                                                                     -------------  -------------

NET (LOSS) INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . . .    (1,473,241)       139,572

DISCONTINUED OPERATIONS
Gain on previously written-off assets from discontinued operations.       335,033              -
                                                                     -------------  -------------

NET (LOSS) INCOME . . . . . . . . . . . . . . . . . . . . . . . . .    (1,138,208)       139,572

OTHER COMPREHENSIVE INCOME
Unrealized gain on investment in marketable securities. . . . . . .        19,500              -
                                                                     -------------  -------------
     COMPREHENSIVE (LOSS) INCOME. . . . . . . . . . . . . . . . . .  $ (1,118,708)  $    139,572
                                                                     =============  =============

BASIC NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) from continuing operations. . . . . . . . . . . .  $       (.01)  $          -
                                                                     =============  =============
Net income (loss) from discontinued operations. . . . . . . . . . .  $          -   $          -
                                                                     =============  =============
Net income (loss) per common share. . . . . . . . . . . . . . . . .  $       (.01)  $          -
                                                                     =============  =============

DILUTED NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $          -
                                                                     =============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   184,880,155    113,892,648
                                                                     =============  =============
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   184,880,155    193,766,823
                                                                     =============  =============

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

                                Series A                 Series B
                                Convertible              Convertible
                                Preferred                Preferred                                              Common Stock
                                Stock                    Stock                   Common Stock                   Warrants
                            Shares      Amount       Shares        Amount       Shares      Amount          Shares       Amount
                            ---------  ----------    -----------  -----------  ----------  --------------   ----------  --------
Balance, December 31, 2001    663,333   $      663          2,000  $   200,000  99,560,116  $       99,560      750,000  $30,000

Preferred stock issued
for compensation . . . . .    565,000          565              -            -           -               -            -        -

Preferred stock issued
for services . . . . . . .  2,500,000        2,500              -            -           -               -            -        -

Conversion of preferred
stock into common stock. .    (18,774)         (19)             -            -      18,774              19            -        -
Common stock issued
for services . . . . . . .          -            -              -            -   3,187,500           3,188            -        -
Common stock issued
for compensation . . . . .          -            -              -            -   5,270,476           5,270            -        -
Common stock issued
for payment of debt
and accrued interest . . .          -            -              -            -  18,005,790          18,006            -        -
Common stock issued
for payment of amounts
due to officer . . . . . .          -            -              -            -   2,400,000           2,400            -        -
Common stock issued
for debt fees. . . . . . .          -            -              -            -   9,175,000           9,175            -        -
Issuance of warrants
for loan extension . . . .          -            -              -            -           -               -            -        -

Net income 2002    . . . .          -            -              -            -           -               -            -        -
                            ---------  ----------    -----------  -----------  ----------  --------------   ----------  --------
Balance, December 31, 2002  3,709,559   $    3,709          2,000  $   200,000 137,617,656  $      137,618      750,000  $30,000

Common stock issued
for debt fees. . . . . . .          -            -              -            -  14,632,453          14,632            -        -
Common stock issued
for payment of commissions          -            -              -            -   2,000,000           2,000            -        -
Common stock issued
for legal fees                      -            -              -            -   2,850,000           2,850            -        -
Common stock issued
for payment of Board
of Directors services. . .          -            -              -            -   1,000,000           1,000            -        -
Common stock issued
for consulting services. .          -            -              -            -   5,000,000           5,000            -        -
Common stock issued
to officers for
payment of commissions,
compensation and advances           -            -               -           -   4,000,000           4,000            -        -
Common stock issued for
interest on notes and
debentures. . . . . . . .           -            -               -           -  15,559,495          15,559            -        -
Common stock issued
for debenture conversion            -            -              -            -  17,050,790          17,051            -        -
Common stock issued
for preferred stock
conversion                 (2,500,000)      (2,500)             -            -   2,500,000           2,500            -        -
Common stock issued
for consulting services. .          -            -              -            -  (2,500,000)         (2,500)           -        -

Unrealized gain on investment
in marketable securities .          -            -              -            -           -               -            -        -

Net loss, 2003     . . . .          -            -              -            -           -               -            -        -
                            ---------  -----------   ------------ ------------ ----------- ---------------  ----------- --------
Balance, December 31, 2003  1,209,559   $    1,209          2,000  $   200,000 199,710,394  $      199,710      750,000  $30,000
                            =========  ===========   ============ ============ =========== ===============  =========== ========

                                         Accumulated
                            Additional   Other
                            Paid-In      Comprehensive        Accumulated
                            Capital      Income               Deficit              Total
                           ------------  -------             -------------  -------------
Balance, December 31, 2001  $10,671,749  $     -              $(15,705,711)  $(4,703,739)

Preferred stock issued
for compensation . . . . .       16,385        -                         -        16,950

Preferred stock issued
for services . . . . . . .       72,500        -                         -        75,000

Conversion of preferred
stock into common stock. .            -        -                         -        79,144
Common stock issued
for services . . . . . . .      121,187        -                         -             -
Common stock issued
for compensation . . . . .      132,491        -                         -       137,761
Common stock issued
for payment of debt
and accrued interest . . .      287,401        -                         -       305,407
Common stock issued
for payment of amounts
due to officer . . . . . .       45,600        -                         -        48,000
Common stock issued
for debt fees. . . . . . .       50,866        -                         -        60,041
Issuance of warrants
for loan extension . . . .       13,882        -                         -        13,882
Net income 2002    . . . .            -        -                   139,572       139,572
                           ------------  -------             -------------  -------------

Balance, December 31, 2002 11,412,061   $      -              $(15,566,139)   (3,782,751)

Common stock issued
for debt fees. . . . . . .      284,709        -                         -       299,341
Common stock issued
for payment of commissions       18,000        -                         -        20,000
Common stock issued
for legal fees                   25,650        -                         -        28,500
Common stock issued
for payment of Board
of Directors services. . .        9,000        -                         -        10,000
Common stock issued
for consulting services.         45,000        -                         -        50,000
Common stock issued
to officers for
payment of commissions,
compensation and advances        36,000        -                         -        40,000
Common stock issued for
interest on notes and
debentures. . . . . . .         158,739        -                         -       174,298
Common stock issued
for debenture conversion        387,949        -                         -       405,000
Common stock issued
for preferred stock
conversion                            -        -                         -             -
Common stock issued
for consulting services. .      (22,500)       -                         -       (25,000)

Unrealized gain on investment
in marketable securities .            -   19,500                         -        19,500

Net loss, 2003     . . . .            -        -                (1,138,208)   (1,138,208)
                           ------------  -------             -------------  -------------

Balance, December 31, 2003   12,354,608   19,500               (16,704,347)   (3,899,320)
                           ============  =======             ============== =============


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


                                                        2003        2002
                                                 ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations. .  $(1,473,241)  $ 139,572
Adjustments to reconcile net (loss) income
   from continuing operations to net cash
   provided by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . .       20,976      44,519
Amortization of deferred
   financing costs. . . . . . . . . . . . . . .       62,536      76,020
Provision for doubtful accounts . . . . . . . .        2,973       6,931
Provision for sales returns
   and allowances . . . . . . . . . . . . . . .            -      27,315
Loss on disposal of equipment . . . . . . . . .            -      49,455
Realized gain on investment
   in marketable securities . . . . . . . . . .      (24,780)          -
Gain on sale of property
   and equipment. . . . . . . . . . . . . . . .            -      (2,784)
Warrants issued to extend debt. . . . . . . . .            -      13,882
Stock issued for debt fees. . . . . . . . . . .      299,341      60,041
Stock issued in lieu
   of compensation. . . . . . . . . . . . . . .       15,000     154,714
Stock and common stock warrants
   issued for services. . . . . . . . . . . . .       58,000     199,376
Changes in operating assets
   and liabilities:
Decrease (increase) in
   accounts receivable. . . . . . . . . . . . .      247,265     (66,744)
Decrease in inventory . . . . . . . . . . . . .      729,043     118,868
(Increase) decrease in prepaid expenses
   and other current assets . . . . . . . . . .       (8,414)        718
Decrease (increase) in deferred
   refurbishing expenses. . . . . . . . . . . .       70,354     (16,472)
Decrease in other assets - deposits . . . . . .       12,585       7,539
(Decrease) in accounts payable
   and accrued expenses . . . . . . . . . . . .     (857,701)   (823,618)
Increase in accrued
   interest payable . . . . . . . . . . . . . .      501,985     233,743
                                                 ------------  ----------
Net Cash (Used In) Provided
   By Operating Activities. . . . . . . . . . .     (344,078)    223,075
                                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of
   property and equipment . . . . . . . . . . .            -       3,100
                                                 ------------  ----------
Net Cash Provided By
   Investing Activities . . . . . . . . . . . .            -       3,100
                                                 ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of)
   officer advances . . . . . . . . . . . . . .        2,342     (65,707)
Proceeds from notes payable . . . . . . . . . .      872,000           -
Repayment on notes payable. . . . . . . . . . .     (686,000)          -
Payment on leases . . . . . . . . . . . . . . .            -     (12,846)
                                                 ------------  ----------
Net Cash Provided By (Used In)
   Financing Activities . . . . . . . . . . . .      188,342     (78,553)
                                                 ------------  ----------

NET (DECREASE) INCREASE IN CASH . . . . . . . .     (155,736)    147,622

CASH - BEGINNING OF YEAR. . . . . . . . . . . .      327,540     179,918
                                                 ------------  ----------

CASH - END OF YEAR. . . . . . . . . . . . . . .  $   171,804   $ 327,540
                                                 ------------  ----------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest. . . . . . . . . . . . .  $         -   $       -
                                                 ============  ==========
Cash paid for income taxes. . . . . . . . . . .  $       800   $     800
                                                 ============  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock issued for payment
   of convertible debt. . . . . . . . . . . . .  $   405,000   $  16,019
                                                 ============  ==========
Common stock issued for payment
   of accrued interest on convertible debt. . .  $   174,298   $ 289,176
                                                 ============  ==========
Common stock issued for payment
   of amount due to officer . . . . . . . . . .  $    28,000   $  48,000
                                                 ============  ==========
Common stock issued for
   accrued legal fees . . . . . . . . . . . . .  $    22,500   $       -
                                                 ============  ==========
Common stock issued for
   conversion of Series A preferred stock . . .  $     2,500   $       -
                                                 ============  ==========
Marketable securities used to
   repay accrued legal fees . . . . . . . . . .  $    39,780   $       -
                                                 ============  ==========
Marketable securities used to repay
   advances from officer. . . . . . . . . . . .  $    90,000   $       -
                                                 ============  ==========
Increase in note receivable from
   settlement agreement . . . . . . . . . . . .  $    20,000   $       -
                                                 ============  ==========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        6

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


     NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -------  ----------------------------------------------

     (A)  Organization  and  Principles  of  Consolidation
     -----------------------------------------------------

The consolidated financial statements of Go Online Networks Corporation (formerly Jones Naughton Entertainment, Inc.) and Subsidiaries (collectively, the "Company") include the accounts of the parent, Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries, Digital West
Marketing, Inc., ("Digital") and Westlake Capital Corp. ("Westlake"). The Company's only operating subsidiary, Digital, which principally is engaged in the business of selling refurbished computer and related products. All material intercompany accounts have been eliminated in consolidation.

     (B)  Use  of  Estimates
     -----------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (C)  Cash  and  Cash  Equivalents
     ---------------------------------

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company as of December 31, 2003 and 2002.

     (D)  Concentration  of  Credit  Risk
     ------------------------------------

The Company maintains the majority of its cash balances in a financial institution located in Chatsworth, California. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2003, the Company's uninsured cash totaled $48,055.

(E)  Investment  In  Marketable  Securities
-------------------------------------------

The Company's investment in marketable securities consists solely of common shares in ICOA, Inc. (another publicly traded corporation) and the shares were being held for an indefinite period and were classified as available-for-sale. Available-for-sale securities are recorded at fair market value with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income (See Notes 3 and 15).

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

(F)  Fair  Value  of  Financial  Instruments
--------------------------------------------

Financial  Accounting  Standards  Board  ("FASB")  issued Statement of Financial
Accounting Standards No. 107 ("SFAS 107"), "Disclosure About Fair Value of Financial Instruments". SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts and notes receivable, accounts payable and accrued expenses, accrued interest payable, advances payable, amounts due to officer, and the current portions of notes and debentures payable approximate their estimated fair values due to their short-term maturities.

(G)  Earnings  Per  Share
-------------------------

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the effect of the assumed conversions of convertible securities and the exercise of stock options or warrants only when the effect is dilutive.

(H)  Inventory
--------------

Inventory primarily consists of refurbished computer hardware, printers and hand-held data organizers and is stated at the lower of cost or market. Cost is determined using the specific identification method for computer systems and average cost for all other types of inventory.

For the year ended December 31, 2002, costs incurred to refurbish unsold computer systems, including parts and labor, are shown as deferred refurbishing costs. During 2003, the Company substantially reduced its in-house refurbishing and began purchasing goods that were already refurbished.

(I)  Property  and  Equipment
-----------------------------

The Company carries its property and equipment, consisting principally of office equipment and computer equipment, at cost net of accumulated depreciation. Depreciation is computed based on the useful life of the equipment over a period of three to seven years on a straight-line basis for both financial reporting and income tax purposes. Maintenance and repairs are charged to expense when incurred. Major improvements are capitalized.

(J)  Segment  Information
-------------------------

The Company's business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of refurbished computer products in the United States.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

(K)  Stock  Issued  for  Services
---------------------------------

The Company has issued stock to certain individuals and companies for services. The market value of the shares issued was recorded as an expense in the accompanying consolidated financial statements on the applicable grant dates.

(L)  Stock-Based  Compensation  Plans
-------------------------------------

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for
Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The Company has not granted any options to employees during the year ended December 31, 2003 and 2002 and therefore no proforma stock-based compensation disclosure is required.

(M)  Income  Taxes
------------------

The Company accounts for income taxes under the FASB Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(N)  Valuation  of  Long-Lived  Assets
--------------------------------------

The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2003 and 2002, the Company determined that there were no long-lived assets that were impaired.

(O)  Revenue  Recognition  and  Limited  Warranty
-------------------------------------------------

Revenue from product sales is recognized when title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment, if necessary. In May 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 103, Revenue Recognition in Financial Statements, which updates and codifies establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective immediately. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB 103 for all periods presented.

The Company warrants any hardware product against defects in material and workmanship under normal use for a period of ninety (90) days commencing on the date of original purchase. The Company covers the cost to repair or replace all necessary components while the product is under warranty. The Company has the option of replacing any defective part(s) with new part(s) or with serviceable refurbished parts that are equivalent to new parts in performance. All replacement parts or products are warranted for the remainder of the original warranty period. Warranty costs for the years ended December 31, 2003 and 2002 were not material.

(P)  Shipping  and  Handling
----------------------------

Shipping and handling revenues and costs are included in Revenues and Cost of Goods, respectively, in the accompanying consolidated statements of operations and comprehensive (loss) income.

(Q)  Advertising
----------------

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were not material.

(R)  Deferred  Financing  Costs
-------------------------------

Deferred financing costs are amortized using the straight-line method over the term of the related convertible debentures. In connection with the issuances of some of its convertible debentures during fiscal 2001, the Company incurred approximately $152,040 in financing costs to be amortized over the term of the applicable loans. The Company amortized $62,536 and $76,020 of financing costs during the years ended December 31, 2003 and 2002, respectively. The amortized

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

financing costs have been included as interest expense in the accompanying consolidated statement of operations.

(S)  Reclassifications
----------------------

Certain reclassifications have been made to the previously reported statements in order to conform to the Company's current consolidated financial statement format.

(T)Recent  Accounting  Pronouncements
-------------------------------------

In January 2003, (as revised in December 2003) the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

June  30,  2003  and  all  of  its  provisions  should be applied prospectively.

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

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The Company does not believe the adoption of these pronouncements will have a material impact on the presentation of its consolidated financial statements.

    (U)  Basis  of  Presentation  -  Going  Concern
    -----------------------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has a net loss of $1,138,208, a working capital deficiency of $3,936,706, a negative cash flow from operations of $344,079 and a stockholders' deficiency of $3,899,320, which raise substantial doubts about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue in operations includes raising additional debt or equity capital until such time as the Company is able to generate sufficient operating revenue.

In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

NOTE  2    ACCOUNTS  RECEIVABLE
-------    --------------------

As of December 31, 2002, the Company had an agreement with some of its customers that allowed returns of merchandise. Accordingly, an allowance for accounts receivable for sales returns was provided. As of December 31, 2003, the Company no longer had such agreements. The allowance for accounts receivable requires the use of estimates, which could differ from actual results. The Company believes the techniques and assumptions used in establishing the allowance for doubtful accounts are appropriate. As of December 31, 2003 and 2002, the Company recorded aggregate allowances against accounts receivable of $6,500 and $33,921, respectively.

Accounts receivable consisted of the following for the years ended December 31, 2003 and 2002:

                                                        2003               2002
                                                        ----               ----
    Accounts receivable                          $     22,194     $     299,853
    Less: Allowance for doubtful accounts               6,500             6,606
    Less: Allowance for sales returns and allowances        -            27,315
                                                 -----------      -------------

    Total                                        $     15,694     $     265,932
                                                 ============     =============

NOTE  3    INVESTMENT  IN  MARKETABLE  SECURITIES
-------    --------------------------------------

In connection with a settlement agreement with ICOA, Inc., the Company owned 1,500,000 shares of ICOA, Inc. as of December 31, 2003 (See Notes 14 and 15). The Company valued these shares at fair market value as of year-end ($0.083 per share) resulting in an unrealized gain of $19,500, which is reported as other comprehensive income in the consolidated statement of operations and comprehensive income.

NOTE  4   CONVERTIBLE  NOTES  AND  DEBENTURES
-------   -----------------------------------

(A)  Series  2000-A  8%  Convertible  Notes
-------------------------------------------

Effective January 10, 2000 and March 15, 2000, the Company entered into a Securities Purchase Agreement whereby two buyers agreed to purchase from the Company a total of $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments of principal and interest on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. Accrued interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the common stock for the ten trading days prior to the due date of such interest. The notes are convertible into common stock, upon certain registration, and

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

for prices determined at various dates as defined in the agreement. During 2001, $120,000 of the convertible notes was converted to common stock leaving a remaining balance of $880,000. None of the outstanding principal balances of the convertible notes were converted into common stock or repaid during 2002. During 2003, $30,000 of the convertible notes was converted into common stock leaving a remaining balance of $850,000.

The Company made interest payments of $289,176 during the year ended December 31, 2002. No payment of interest was made in 2003, but the Company accrued $68,651 of interest resulting in a balance of $134,870 of accrued interest payable on this debenture as of December 31, 2003.

On February 27, 2002, the maturity date of the outstanding principal amount of the Series - A convertible debentures was extended to January 1, 2003. In consideration for the extension, the Company issued a warrant for the purchase of 1,000,000 shares of common stock at $0.05 per share and an additional warrant for the purchase of 1,000,000 shares of common stock at $0.02 per share both of which expire February 22, 2007. The Company recorded a financing charge, included as interest expense in 2002, of $13,882 in connection with the warrants issued. These warrants were valued using the Black-Scholes pricing model.

The Series - A convertible debentures were in default and the total outstanding principal balance and accrued interest have been classified as current liabilities on the consolidated balance sheet as of December 31, 2003 and 2002.

(B)  10%  Convertible  Debentures
---------------------------------

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of December 31, 2003, the Company has not repaid any of the outstanding principal balance and the holders have not converted any of the convertible debentures. Also, the Company has not issued or paid any additional consideration to extend the due date on the convertible debentures. Accordingly, the debentures were in default and the total outstanding principal balance and accrued interest of $90,000 related to the convertible debentures have been classified as current liabilities on the consolidated balance sheet as of December 31, 2003.

(C)  10%  Convertible  Notes  Payable
-------------------------------------

On January 12, 2001, the Company issued a convertible note for $375,000, due January 12, 2003 with interest payable quarterly at 10% per annum. Interest was payable in cash or in common stock at the holder's option and commenced on January 12, 2001, continuing until the outstanding principal amount was paid or duly provided for. The note was exchangeable in denominations of not less than $50,000 amounts at such times as requested by the holder at a conversion price for each share of common stock at $0.045 per share. As of December 31, 2002, the unpaid principal balance and accrued interest of the note totaled $375,000. During 2003, the Company issued common stock for the balance on the note ($375,000) plus accrued interest ($90,859).

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

(D)  8%  Convertible  Notes  Payable
------------------------------------

On May 3, 2001, the Company issued a $500,000, 8% convertible debenture due May 3, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99% of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's CEO. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of the Company's common stock at 110% of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001 (or $0.06196 per share) and is exercisable until May 3, 2006. During 2002, $16,228 of the convertible debentures was converted into common stock leaving a remaining balance of $483,772. Accrued interest payable on this debenture was $319,385 as of December 31, 2003.

On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price based on the fair market value of the Company's common stock. Accrued interest on this debenture was $41,667 as of December 31, 2003.

On August 7, 2003, the Company reached an agreement with the institutional investor holding the 8% convertible notes to be paid in full over a three-year term. As part of the agreement, it was agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effective immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing bid prices of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions. Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company agreed to pay $25,000 in cash per month toward the outstanding debt until January 1, 2007, if not settled sooner due to conversions. As of December 31, 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant to the institutional investor

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share expiring August 2006. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 4%; risk-free interest rate of 2%, and an expected life of 3 years. Due to default on the payments under the terms of this agreement by the Company, the conversion price per share reverted to the conversion price set forth in the original notes. Since the notes are in default, they have been classified as current liabilities.

(E)  7%  Convertible  Notes  Payable
------------------------------------

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of December 31, 2003, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon. Accrued interest payable on these notes was $32,423 and $34,263 as of December 31, 2003.

(F)  Debt  Fees
---------------

During the years ended December 31, 2003 and 2002, the Company issued 14,632,453 shares and 9,175,000 shares, respectively, of its common stock to the holders of the convertible debentures for payment of late fees and other charges. The value of the late fees and other charges totaled $299,341 and $60,041, respectively, which was computed based on the market prices of the common stock on the applicable payment date and is included in interest expense on the accompanying consolidated statement of operations for the years ended December 31, 2003 and 2002.

(G)  Summary
------------

The following schedule reflects convertible notes and debentures as of December 31, 2003 and 2002 (in order of due date):

                                                                    2003        2002
                                                              ----------  ----------
8% convertible debenture, unsecured,
due January 1, 2003
(net of conversions of $30,000
and $120,000) (A). . . . . . . . . . . . . . . . . . . . . .  $  850,000  $  880,000

10% convertible debenture, unsecured,
due July 2002 (A). . . . . . . . . . . . . . . . . . . . . .     550,000     550,000

10% convertible note payable, unsecured,
due January 12, 2003 (net of conversions of $375,000 and $0)           -     375,000

8% convertible note payable, secured
by 2,000,000 shares of the Company's
common stock owned by the Company's
CEO, due May 3, 2003 (A) . . . . . . . . . . . . . . . . . .     483,772     483,772

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


8% convertible note payable, unsecured,
due December 18, 2003 (A). . . . . . . . . . . . . . . . . .     250,000     250,000

7% convertible note payable, unsecured
due on demand. . . . . . . . . . . . . . . . . . . . . . . .      49,500      49,500

7% convertible note payable, unsecured,
due on demand. . . . . . . . . . . . . . . . . . . . . . . .      52,500      52,500
                                                              ----------  ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,235,772  $2,640,772
                                                              ==========  ==========



(A)  In  default  as  of  December  31,  2003.

NOTE  5   NOTES  PAYABLE
-------   --------------

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of December 31 2003, the investors have not submitted any written demands for payment of these notes. Accrued interest payable on these notes was $46,667 and $16,667, respectively, as of December 31, 2003.

On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $12,408 as of December 31, 2003. The Company has repaid $141,000 as of December 31, 2003, leaving an unpaid balance of $186,000. The Company also paid commitment fees totaling $21,000, which has been included in interest expense for the year ended December 31, 2003.

The  following schedule reflects notes payable as of December 31, 2003 and 2002:

                                     2003         2002

8% note payable, unsecured,
due 90 days after demand. . .  $  700,000  $700,000(*)
8% note payable, unsecured,
due 90 days after demand. . .     250,000   250,000(*)
20% note payable, personally
guaranteed by CEO, due
September 30, 2003. (A) . . .     186,000            -
                               ----------  -----------
Total . . . . . . . . . . . .  $1,136,000  $   950,000
                               ==========  ===========

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


*Included in advance payable on December 31, 2002 balance sheet as previously reported.

(A)  In  default  as  of  December  31,  2003.

NOTE  6    RELATED  PARTY  TRANSACTIONS
-------    ----------------------------

The Company's chief executive officer has loaned various amounts to the Company to meet operating cash flow requirements and has unpaid compensation due to him. The balances due to him were $178,023 and $293,681 as of December 31, 2003 and 2002, respectively.

During the year ended December 31, 2003 and 2002, the Company issued 2,500,000 and 2,400,000 shares, of its common stock to the chief executive officer for payment of $25,000 and $48,000, respectively, of the outstanding amounts due to him. The value of the stock issued to the officer was computed based upon the closing market prices of the common stock on the applicable payment date.

On November 20, 2003, the Company's chief executive officer received 1,000,000 shares of the Company's investment in marketable securities in ICOA, Inc. for partial settlement of advances and accrued expenses due to him. The Company's basis in the 1,000,000 ICOA shares was $70,000, but he applied $90,000 to the Company's payable to him for these securities (See Note 14).

NOTE  7   COMMON  STOCK
-------   -------------

During the year ended December 31, 2003 the Company issued 32,610,285 shares of common stock as payment of outstanding principal and accrued interest on its convertible debt, 14,632,453 shares for debt fees and penalties, 2,500,000 shares as payment of outstanding amounts due to the chief executive officer (See
Note 6) and 9,850,000 shares for services. The value of the shares issued totaled $579,298, $299,341, $25,000 and $98,500, respectively, which was computed based upon the terms stated in the applicable convertible debenture agreements and on the closing market prices of the common stock on the applicable payment date. In addition, during 2003 the Company issued 2,500,000 shares of common stock relating to the conversion of Series A Preferred Stock.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

During the year ended December 31, 2002, the Company issued 18,005,790 shares of common stock for the payment of outstanding principal and accrued interest on its convertible debt. The common stock issued was to relieve $16,019 and $289,388 of outstanding principal and accrued interest, respectively. Conversion prices are based upon the terms stated in the convertible debenture agreements (see Notes 10 and 11). The Company also issued 9,175,000 shares of common stock for payment of late fees and other charges relating to the convertible debentures. The value of the late fees and other charges totaled $60,041, which was computed based on the closing market prices of the common stock on the applicable payment date and is included in interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2002.

NOTE  8   PREFERRED  STOCK
-------   ----------------

(A)  Series  A
--------------

The Company had outstanding 1,209,559 and 3,709,559 shares of Series A Preferred Stock as of December 31, 2003 and 2002, respectively. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holder. The Series A Preferred Stock votes on equal per share basis with the common stock and is eligible to receive equivalent dividends to the shares of common stock. In the event of a liquidation of the Company, the Series A Preferred Stock has a liquidation preference of the number of shares plus 8% from the time of issuance.

During the year ended December 31, 2002, the Company issued 2,500,000 and 565,000 shares of its Series A Preferred Stock to a consultant and certain employees, respectively. Total value of the preferred stock issued to the consultant totaled $75,000, which was valued based upon its conversion rights into the Company's common stock (one for one) on the applicable payment dates. The total value of the preferred stock issued to employees as compensation was $16,950, based upon its conversion rights into the Company's common stock on the applicable payment dates. On April 4, 2003, 2,500,000 shares of Series A Preferred Stock were converted into the Company's common stock on a one for one basis. On June 28, 2002, 18,774 shares of Series A Preferred Stock were converted into the Company's common stock on a one for one basis.

(B)  Series  B
--------------

The Company had outstanding 2,000 shares of $100 par value Series B Preferred Stock as of December 31, 2003 and 2002. Upon the event that Digital reports positive net income for one calendar quarter, the Series B stockholders will become entitled to receive dividends on the same per share basis as holders of common stock, have all voting rights and liquidation rights as a share of common stock, and the right to convert to common stock at a conversion price determined by an average closing price of the common stock for a period preceding conversion date. The Company did not pay or accrue any dividends on its common stock and Series B Preferred Stock during 2003 and 2002.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


NOTE  9    STOCK  BASED  COMPENSATION  AND  STOCK  OPTION  PLANS
-------    -----------------------------------------------------

(A)  Stock  Option  Plans
-------------------------

The Company has a 2000 Omnibus Stock Option Plan (the "Plan") that governs two separate stock options plans including The Incentive Stock Option Plan ("Plan A") and The Nonstatutory Stock Option Plan ("Plan B") both of which are effective until May 30, 2010. The Board of Directors administers the Plan. Under the Plan, the Company may grant options up to 10% of the outstanding stock on June 1 of each such Plan year. The exercise price can range from 50% to 100% of the fair market value of the Company's common stock on the date of grant. The Board of Directors, with certain additional restrictions, may fix terms and the vesting period. During the years ended December 31, 2003 and 2002, no options were issued under the Plan.

(B)  Stock  Options  and  Warrants
----------------------------------

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

The Company's Board of Directors has granted non-qualified stock options and warrants to officers, directors, employees and investors of the Company. The following is a summary of activity under these stock options plans for the years ended December 31, 2003 and 2002.

                      Non-Employee      Weighted Average
                      Employee Options  Options and Warrants  Exercise Price
                      ----------------  --------------------  ---------------

Options Outstanding,
December 31, 2001. .           250,000             1,600,000  $           .07
Granted. . . . . . .                 -             2,000,000  $           .04
Exercised. . . . . .                 -                     -  $             -
Cancelled. . . . . .                 -                     -  $
                      ----------------  --------------------  ---------------

Options Outstanding,
December 31, 2002. .           250,000             3,600,000  $           .05
Granted. . . . . . .                 -                     -  $             -
Exercised. . . . . .                 -                     -  $             -
Cancelled. . . . . .                 -                     -  $             -
                      ----------------  --------------------  ---------------

Options Outstanding,
December 31, 2003. .           250,000             3,600,000  $           .05
                      ================  ====================  ===============

For all options and warrants granted in 2002, the approximate weighted average fair value of the grants at market was $.01. The fair value of the 2,000,000 options and warrants issued above was $13,882. The weighted average remaining life of all options and warrants as of December 31, 2003, was approximately 2.8 years. As of December 31, 2003, all options were fully vested and exercisable.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

If not previously exercised, options outstanding as of December 31, 2003, will expire as follows:

                                                     Weighted Average      Number of
Year Ending December 31,  Range of Exercise Prices   Exercise Price        Shares
                              High           Low
-----------------------   --------       -------  ------------          ----------
2004 . . . . . . . . . .  $    .22       $   .22  $        .22             250,000
2004 . . . . . . . . . .  $    .03       $   .03  $        .03             600,000
Thereafter . . . . . . .  $    .06       $   .02  $        .04           3,000,000
                                                                        ----------
                                                                         3,850,000
                                                                        ==========

NOTE  10  INCOME  TAXES
--------  -------------

No provision for Federal and state income taxes has been recorded as the Company has net operating loss carryforwards to offset any net income for the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, the Company had approximately $16,400,000 and $15,500,000 of net operating loss carryforwards, respectively, for federal income tax reporting purposes available to offset future taxable income expiring on various dates through 2023. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets as of December 31, 2003 and 2002 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately $5,576,000 and $5,310,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets as of December 31, 2003 and 2002 to reduce such deferred income tax assets to zero, as the realization of such amounts is not considered more likely than not.

NOTE  11  RISKS  AND  UNCERTAINTIES,  CONCENTRATION  OF  BUSINESS
--------  -------------------------------------------------------

The Company's customers and vendors are principally in the United States with a significant concentration in California. Since the Company's business is principally in computer related activities, this concentration of operations results in an inherent risk and uncertainty. The Company had one customer, which accounted for approximately 12% and 15% of total revenues for the years ended December 31, 2003 and 2002, respectively. Sales from the Company's top three customers totaled approximately 24% and 26% respectively, of total revenue for the years ended December 31, 2003 and 2002.

NOTE  12  BASIC  AND  DILUTED  EARNINGS  PER  SHARE
--------  -----------------------------------------

Basic and diluted earnings per share for the years ended December 31, 2003 and 2002 are computed as follows:

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


                                                  2003           2002
                                          -------------  ------------
Basic:
Net income (loss) from
   continuing operations . . . . . . . .  $ (1,473,241)  $    139,572
  Gain on previously written off assets
    from discontinued operations . . . .       335,033              -
                                          -------------  ------------
Net income (loss). . . . . . . . . . . .  $ (1,138,208)  $    139,572
                                          =============  ============

Weighted average shares outstanding. . .   184,880,115    113,892,648
                                          =============  ============
Net income (loss) from
   continuing operations . . . . . . . .  $      (0.01)  $          -
                                          =============  ============
Net income (loss) from
   discontinued operations . . . . . . .  $          -   $          -
                                          =============  ============
Net income (loss) per common share . . .  $      (0.01)  $          -
                                          =============  ============
Diluted:
Net income (loss). . . . . . . . . . . .  $ (1,138,208)  $    139,572
Interest expense add back. . . . . . . .            (A)       288,436
                                          -------------  ------------
Adjusted net income (loss) . . . . . . .  $ (1,138,208)  $    428,008
                                          -------------  ------------

Weighted average shares outstanding. . .   184,880,115    113,892,648
Plus:
Conversion of preferred stock -
   Series A to common stock. . . . . . .            (A)     3,189,739
Conversion of preferred stock -
   Series B to common stock. . . . . . .            (A)     5,882,353
Conversion of debt to common stock . . .            (A)    70,468,750
Dilutive effect of warrants issued
   during fiscal 2002. . . . . . . . . .            (A)       333,333
                                          -------------  ------------
Diluted weighted average common shares .   184,880,115    193,766,823
                                          =============  ============
Diluted earnings per share . . . . . . .  $       (.01)  $          -
                                          =============  ============

(A) For the year ended December 31, 2003, these items were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

NOTE  13  COMMITMENTS  AND  CONTINGENCIES
--------  -------------------------------

(A)  Office  Lease
------------------

The Company currently rents its office and facility space on a month to month basis. The monthly rental cost which includes utilities, trash and security is approximately $5,000 per month. Rent expense for the years ended December 31, 2003 and 2002 amounted to $160,612 and $155,934, respectively

(B)  Litigation
---------------

In February 2003, James Schwartz and Joyce Schwartz as Trustees of the Schwartz Family Trust ("Schwartz") filed an action against Go Online Networks Corporation, Digital West and Digital West's former president Andrew Hart for Fraudulent Conveyance of Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void,
(ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart denies any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The trial in this matter was set for March 29, 2004, but the date was recently vacated and the case stayed because Hart filed Chapter 7 Bankruptcy. A hearing is set in May 2004 to determine whether the case should be set for trial. In addition, the Company received from Schwartz' counsel a written demand that Digital West pay $881,000, which Schwartz contends is due under a later consolidated promissory note from Digital West. The Company was not previously aware of this consolidated note. However, based on the records of Digital West, it appears that Schwartz may already have been paid on this note.

NOTE  14  DISPOSAL  OF  KIOSK  BUSINESS  AND  RELATED  ASSETS
--------  ---------------------------------------------------

During December 2001, the Company sold its kiosk business and related assets to ICOA, Inc. ("ICOA"). Consideration received included a warrant in the amount of $100,000 allowing the Company to convert the $100,000 warrant into common stock of the entity that acquired the kiosk business and assets. The warrant was convertible into the number of shares of common stock of the entity based on exchanging the $100,000 for common shares at 75% of market value at any time after December 18, 2001. The Company recorded the value of the warrant at $133,333. In addition to receiving the warrant, the Company loaned the buyer
$100,000 and included a financing charge of $50,000 for a total of $150,000. The loan was a convertible note, convertible to common stock on the same basis as the warrant listed above, bore interest at 8% and matured June 30, 2002.
Because of the financial condition of the buyer, the Company had impaired the value of the warrants in their entirety and provided an allowance for collectability of the note for $100,000 in 2001. The remaining $50,000 financing charge offset the deferred financing costs incurred in connection with the acquisition of the funds used to make the loan.

On November 20, 2003, the Company settled ongoing litigation it had with ICOA. In the settlement with ICOA, the Company was entitled to 3 million shares of ICOA stock and a note receivable in the amount $20,000, which bears interest at 6% and was due and payable in 90 days, but had an extension of 90 days during which interest is 12%. Thereafter, the note bears interest at the default rate of 18% until paid. The 3 million were issued as follows: (1) one million shares were issued to the Company's legal counsel who applied 500,000 shares as consideration for accrued legal services in the amount of $39,780 (proceeds received from sale). Since the fair value of the 500,000 shares was $35,000 at the date of settlement, the Company realized a $4,780 gain. The attorney then sold the other 500,000 shares subsequent to year-end and remitted the proceeds of $43,462 to the Company, which will realize a gain of $8,462 in 2004. (2) One million shares were issued to the Company's chief executive officer who accepted the shares as partial payment for advances and accrued expenses due to him in the amount of $90,000. Since the fair value of the shares was $70,000 at the date of settlement, the Company realized a $20,000 gain. (3) The remaining one million shares were issued in the Company's name and were sold subsequent to year-end (See Note 15). In addition, the Company also received a warrant to purchase up to 2 million shares of ICOA stock with a strike price of $.045 per share. The Company estimated the fair value of this warrant at the date received by using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; expected volatility of 162%; risk-free interest rate of 2% and an expected life of 1.5 years, resulting in a fair value of $105,033. The $20,000 note receivable, the investment in 3 million shares of ICOA stock, the warrant to purchase 2 million shares of ICOA stock and subsequent dispositions of the ICOA stock in 2003, have all been recorded on the books of the Company as of December 31, 2003 (See Notes 6 and 15).

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------


Upon receiving the settlement from ICOA, the Company recognized a gain on the assets previously written off of approximately $335,000, in 2003. As of December 31, 2003, the Company owned 1,500,000 shares of ICOA that have been accounted for as marketable securities available for sale (See Notes 3 and 15).

NOTE  15  SUBSEQUENT  EVENTS
--------  ------------------

During January 2004, the Company sold 1 million shares of its investment in marketable securities of ICOA, for aggregate proceeds of $78,389. On February 13, 2004, the Company received proceeds of $43,462 from its legal counsel, who sold the Company's remaining 500,000 shares of ICOA that were held by the Company's attorney as of December 31, 2003.

On April 2, 2004, the Company increased its authorized shares of common stock to 850,000,000 shares at $.001 par value.