Form 10QSB
period 2004-03-31
GO ONLINE NETWORKS CORP
filed 2004-05-28
CIK 1056617

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-QSB

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  March  31,  2004


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


          9800 Eton Avenue
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

                            Yes  X             No___


As of May 21, 2004, the Registrant had 217,356,330 shares of common stock, par value $.001 per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes__    No  X

                                      INDEX
                                      -----

                                                                   Page
                                                                   Number
                                                                   ------

Part  I.     Financial  Information


                                    CONTENTS
                                    --------


PAGE     1     CONDENSED  CONSOLIDATED  BALANCE  SHEET  AS  OF  MARCH  31,  2004
(UNAUDITED)

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
ENDED  MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGE     3     CONDENSED  CONSOLIDATED  STATEMENTS OF  CASH FLOWS FOR THE THREE
MONTHS  ENDED  MARCH  31,  2004  AND  2003  (UNAUDITED)

PAGES     4  - 12     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
MARCH  31,  2004  (UNAUDITED)

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
                              --------------------
                                   (UNAUDITED)

                                                         ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    118,399
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,708
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,635
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,000
Exercisable warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       105,033
                                                                                                      -------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       304,775

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION
OF $160,419. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,418
                                                                                                      -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    325,193
                                                                                                      =============


                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    236,881
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       786,313
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,086,000
Current portion of convertible notes and debentures. . . . . . . . . . . . . . . . . . . . . . . . .     2,235,772
Advances from and accrued expenses due to officer. . . . . . . . . . . . . . . . . . . . . . . . . .       181,398
                                                                                                      -------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,526,364
                                                                                                      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock, $0.001 par value,
10,000,000 shares authorized, 1,209,559
issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,209
Series B Convertible Preferred Stock, $100 par value,
2,000 shares authorized, 2,000 shares issued
and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       200,000
Common stock, $0.001 par value, 850,000,000 shares
authorized, 199,710,394, shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . . .       199,710
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,384,608
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,986,698)
                                                                                                      -------------

TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,201,171)
                                                                                                      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    325,193
                                                                                                      =============


    The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        1

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------
                                   (UNAUDITED)

                                                        2004           2003
                                                -------------  -------------

NET REVENUES . . . . . . . . . . . . . . . . .  $    268,396   $  3,239,085

COST OF REVENUES . . . . . . . . . . . . . . .       241,998      2,702,765
                                                -------------  -------------

GROSS PROFIT . . . . . . . . . . . . . . . . .        26,398        536,320
                                                -------------  -------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes.        77,840        163,130
General and administrative . . . . . . . . . .       123,185        176,386
Legal and professional . . . . . . . . . . . .        36,499         93,142
Rent . . . . . . . . . . . . . . . . . . . . .        14,850         40,445
Depreciation . . . . . . . . . . . . . . . . .         4,382          6,010
                                                -------------  -------------
Total Operating Expenses . . . . . . . . . . .       256,756        479,113
                                                -------------  -------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . .      (230,358)        57,207
                                                -------------  -------------

OTHER INCOME (EXPENSE)
Realized gain on sale of investment
in marketable securities . . . . . . . . . . .        16,831              -
Interest expense . . . . . . . . . . . . . . .       (70,372)      (132,524)
Other income . . . . . . . . . . . . . . . . .         1,548          2,401
                                                -------------  -------------
Total Other Income (Expense) . . . . . . . . .       (51,993)      (130,123)
                                                -------------  -------------

NET LOSS . . . . . . . . . . . . . . . . . . .  $   (282,351)  $    (72,916)
                                                =============  =============

NET LOSS PER SHARE - Basic and diluted. . . . . $          -   $          -
                                                =============  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and Diluted. . . . . . . . . . . . . . .   199,710,394    114,784,323
                                                =============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        2

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------
                                   (UNAUDITED)


                                                                               2004        2003
                                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(282,351)  $ (72,916)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,382       6,010
Realized gain on investment in securities. . . . . . . . . . . . . . . .    (16,831)          -
Amortization of deferred financing costs . . . . . . . . . . . . . . . .          -      19,005
Gain on extinguishment of debt . . . . . . . . . . . . . . . . . . . . .          -      (1,633)
Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . .          -       2,676
Stock issued in lieu of compensation . . . . . . . . . . . . . . . . . .          -      42,000
Stock and common stock warrants issued for services. . . . . . . . . . .          -     106,000
Changes in operating assets and liabilities:
Decrease in accounts receivable. . . . . . . . . . . . . . . . . . . . .      8,986      66,893
Decrease (increase) in inventory . . . . . . . . . . . . . . . . . . . .     14,270    (308,591)
Decrease (increase) in prepaid expenses and
other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     10,453     (10,139)
Decrease in deferred refurbishing expenses . . . . . . . . . . . . . . .          -       5,711
Decrease (increase) in deposits. . . . . . . . . . . . . . . . . . . . .     12,586      (1,140)
Increase in accounts payable and accrued expenses. . . . . . . . . . . .     36,176      95,792
Increase in accrued interest payable . . . . . . . . . . . . . . . . . .     83,718      63,519
                                                                          ----------  ----------
Net Cash (Used In) Provided By Operating Activities. . . . . . . . . . .   (128,611)     13,187
                                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities. . . . . . . . . . . . .    121,831           -
                                                                          ----------  ----------
Net Cash Provided By Investing Activities. . . . . . . . . . . . . . . .    121,831           -
                                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from  (repayment of) officer advances . . . . . . . . . . . . .      3,375      (3,158)
Repayment on notes payable . . . . . . . . . . . . . . . . . . . . . . .    (50,000)          -
                                                                          ----------  ----------
Net Cash (Used In) Financing Activities. . . . . . . . . . . . . . . . .    (46,625)     (3,158)
                                                                          ----------  ----------

NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . .    (53,405)     10,029

CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .    171,804     327,540
                                                                          ----------  ----------

CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 118,399   $ 337,569
                                                                          ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

Notes Payable issued for payment of advances payable . . . . . . . . . .  $       -   $ 950,000
                                                                          ==========  ==========
Common stock issued for payment of accrued interest on convertible debt.  $       -   $ 200,000
                                                                          ==========  ==========
Common stock issued for payment of accrued expenses. . . . . . . . . . .  $       -   $  50,500
                                                                          ==========  ==========


    The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        3

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     ----------------------------------------------

(A)  ORGANIZATION  AND  PRINCIPLES  OF  CONSOLIDATION
-----------------------------------------------------

The condensed consolidated financial statements of Go Online Networks Corporation (formerly Jones Naughton Entertainment, Inc.) and subsidiaries (the "Company") include the accounts of the parent, Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries: Digital West Marketing, Inc. ("Digital"), and Westlake Capital Corp ("Westlake"). The Company's only operating subsidiary, Digital West, is principally engaged in the business of selling refurbished computers and related products. All material intercompany accounts have been eliminated in consolidation.

(B)  INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
------------------------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and the accompanying notes thereto included in the Company's annual report Form 10-KSB.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

(D)  PER  SHARE  DATA
---------------------

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by statement of Financial Accounting Standards, No. 128, Earnings Per
Share." Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

(E)  SEGMENT  INFORMATION
-------------------------

The Company's business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of refurbished computer products sold in the United States.

(F)  RECLASSIFICATIONS
----------------------

Certain reclassifications have been made to the previously reported statements to conform to the Company's current consolidated financial statement format.

NOTE  2      GOING  CONCERN
-------      --------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $282,351, a negative cash flow from operating activities of $128,611 for the three months ended March 31, 2004, an accumulated stockholders' deficiency of $4,201,171 and a working capital deficiency of $4,221,589 at March 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in order to remain in existence is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

NOTE  3     RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

The Company's chief executive officer has loaned various amounts to the Company to meet operating cash flow requirements and has unpaid compensation due him. The balance due to him was $181,398 as of March 31, 2004.

NOTE  4       CONVERTIBLE  NOTES  AND  DEBENTURES
-------       -----------------------------------

(A)  SERIES  2000-A  8%  CONVERTIBLE  NOTES
-------------------------------------------

Effective January 10, 2000 and March 15, 2000, the Company entered into a Securities Purchase Agreement whereby two buyers agreed to purchase from the Company a total of $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments of principal and interest on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. Accrued interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the common stock for the ten trading days prior to the due date of such interest. The notes are convertible into common stock, upon certain registration and for prices determined at various dates as defined in the agreement. During 2001, $120,000 of the convertible notes was converted to common stock leaving a remaining balance of $880,000. During 2003, $30,000 of the convertible notes was converted into common stock leaving a remaining balance of $850,000.

Accrued interest payable on this convertible note was $151,637 as of March 31, 2004.

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

The Series-A convertible debentures are in default and the total outstanding principal balance and accrued interest have been classified as current liabilities on the consolidated balance sheet as of March 31, 2004.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

(B)  10%  CONVERTIBLE  DEBENTURES
---------------------------------

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of March 31, 2004, the Company has not repaid any of the outstanding principal balance and the holders have not converted any of the convertible debentures. Also, the Company has not issued or paid any additional consideration to extend the due date on the convertible debentures. Accordingly, the debentures were in default and the total outstanding principal balance and accrued interest of $100,849 related to the convertible debentures have been classified as current liabilities on the consolidated balance sheet as of March 31, 2004.

(C)  8%  CONVERTIBLE  NOTES  PAYABLE
------------------------------------

On May 3, 2001, the Company issued a $500,000, 8% convertible debenture due May 3, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99% of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's CEO. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of the Company's common stock at 110% of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001 (or $0.06196 per share) and is exercisable until May 3, 2006. During 2002, $16,228 of the convertible debentures was converted into common stock leaving a remaining balance of $483,772. Accrued interest payable on this debenture was $328,927 as of March 31, 2004.

On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at an

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

adjustable purchase price based on the fair market value of the Company's common stock. Accrued interest on this debenture was $46,598 as of March 31, 2004.

On August 7, 2003, the Company reached an agreement with the institutional investor holding the 8% convertible notes to be paid in full over a three-year term. As part of the agreement, it was agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effective immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing bid price of the Company's common stock or $0.02 per share. The Company is also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions. Immediately following the increase in the total number of authorized shares, the Company will complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company agreed to pay $25,000 in cash per month toward the outstanding debt until January 1, 2007, if not settled sooner due to conversions. As of December 31, 2003, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share expiring August 2006. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 4%; risk-free interest rate of 2%, and an expected life of 3 years. Due to default on the payments under the terms of this agreement by the Company, the conversion price per share reverted to the conversion price set forth in the original notes. Since the notes are in default, they have been classified as current liabilities.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

 (D)  7%  CONVERTIBLE  NOTES  PAYABLE
------------------------------------

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of March 31, 2004, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon. Accrued interest payable on these notes was $33,399 and $35,299, respectively, as of March 31, 2004.

(E)  SUMMARY
------------

The following schedule reflects convertible notes and debentures as of March 31, 2004 (in order of due date):

8% convertible debenture,
unsecured, due January 1, 2003 (net
of conversions of $30,000 and
120,000) (A) . . . . . . . . . . . .   $  850,000

10% convertible debenture,
unsecured due July, 2002 (A). . . . .     550,000

8% convertible note payable,
secured by 2,000,000 shares of the
Company's common stock owned by
the Company's CEO, due May 3,
2003 (A). . . . . . . . . . . . . . .     483,772

8% convertible note, payable,
unsecured, due December 18, 2003
(A) . . . . . . . . . . . . . . . . .     250,000

7% convertible note payable,
unsecured due on demand . . . . . . .      49,500

7% convertible note payable,
unsecured due on demand . . . . . . .      52,500
                                     ------------
Total . . . . . . . . . . . . . . . .  $2,235,772
                                     ============


(A)  In  default  as  of  March  31,  2004.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

NOTE  5          NOTES  PAYABLE
-------          --------------

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of March 31 2004, the investors have not submitted any written demands for payment of these notes. Accrued interest payable on these notes was $60,475 and $21,599, respectively, as of March 31, 2004.

On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $20,875 as of March 31, 2004. The Company has repaid $191,000 as of March 31, 2004, leaving an unpaid balance of $136,000.

The following schedule reflects notes payable as of March 31, 2004:


8% note payable, unsecured, due 90 days after demand         $     700,000


8% note payable, unsecured, due 90 days after demand               250,000

20% note payable, personally
guaranteed by CEO, due September
30, 2003 (A)                                                       136,000
                                                                 ---------
                                                 Total     $     1,086,000
                                                                 =========

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

(A)  In  default  as  of  March  31,  2004.

NOTE  6     INVESTMENT  IN  MARKETABLE  SECURITIES
-------     --------------------------------------

In connections with a settlement agreement with ICOA, Inc. as of December 31, 2003, the Company owned 1,500,000 shares of ICOA, Inc. During the first quarter of 2004, the Company sold these marketable securities, resulting in a realized gain of $16,831.

NOTE  7       COMMITMENTS  AND  CONTINGENCIES
-------       -------------------------------

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

NOTE  8     SUBSEQUENT  EVENTS
-------     ------------------

On April 2, 2004, the Company increased its authorized shares of common stock from 200,000,000 to 850,000,000 shares at $.001 par value.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                          -----------------------------
                                 (UNAUDITED)

On May 9, 2004, the Company issued 17,645,936 shares of common stock as payment of accrued interest on convertible debentures and notes payable. The value of the shares issued totaled $127,051, which was computed based upon the terms stated in the applicable agreements and on the closing market prices of the common stock on the payment date.

As of May 18, 2004, the note receivable of $20,000, which the Company received in connection with the prior year's settlement with ICOA, is in default. The note now bears interest at the default rate of 18% until paid.

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

Results  of  Operations

THREE  MONTHS  ENDED  MARCH   31,  2004 COMPARED TO
THREE MONTHS ENDED  MARCH  31,  2003

     Our net loss during the three months ended March 31, 2004 was 282,351 compared to a net loss of $72,916 for the same period in 2003. Our increase in loss reflects primarily a substantial decrease in revenues as a result of reduction in product volume for refurbishment from our primary retail supplier. Our operating expenses decreased from $479,113 for the three months ended March 31, 2003 to $256,756 for the three months ended March 31, 2004, substantially as a result in reduction of general and administrative expense and salaries resulting from moving our facility and reducing our work force to compensate for the reduction in refurbishment business. Interest expense was $70,372 in the three months ended March 31, 2004 compared to $132,534 in the three months ended March 31, 2003.

For the three months ended March 31, 2004 we had revenues of $268,396 compared to $3,239,085 for the three months ended March 31, 2003, a decrease of approximately 91.7%. This substantial reduction in revenues is directly attributable to the reduction of our refurbishment business. Cost of revenues was comparably substantially reduced from $2,702,765 for the three months ended March 31, 2003 to $241,998 for the three months ended March 31, 2004.

The Company's gross margins for the quarter ended March 31, 2004 were approximately 9.8% as compared to 16.6% for the quarter ended March 31, 2003. This decrease in gross margin was the result of non-recurring purchases which the Company was able to make during the quarter and then quickly resell to assist with the Company's cashflow. As a consequence, the change in gross margin does not reflect the Company's historical operating results and may not be indicative of potential future gross margins for the Company's products.

We took substantial steps to reduce our operating costs by moving our facility to a more appropriately sized facility given our business and reducing other overhead costs including salaries. This resulted in a reduction of operating costs of $479,113 for the three months ended March 31, 2003 to $256,756 for the three months ended March 31, 2004. We also had reduced legal and other professional fees.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2004, we had total assets of $325,193, compared to $553,776 as of December 31, 2003. This change was attributable primarily to continuing reduction in inventory, accounts receivable, cash and other assets in our Digital West division.

     Our current liabilities remained relatively constant from $4,453,096 at December 31, 2003 to $4,526,364 at March 31, 2004. All of our convertible notes and debentures are now considered current liabilities and a substantial portion of the convertible notes and debentures are in default.

     At March 31, 2004, our stockholders' deficiency was $4,201,171 as compared to $3,899,320 at December 31, 2003, resulting from our operating loss.

     We made no material capital expenditures during the quarter ended March 31, 2004.

     During fiscal 2003 and early 2004, our ability to service our outstanding Convertible notes and debentures was severely restricted as a result of our reaching our limit on available common stock when we reached our authorized capital limit. On April 2, 2004, we held a shareholders meeting and increased our authorized common stock from 200,000,000 shares to 850,000,000 shares. This will permit us to properly service our outstanding convertible notes and debentures and will also permit us to utilize equity for potential future financing.

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

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our condensed consolidated financial statements included in this quarterly report.

Property  and  Equipment

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

Inventories

Inventory primarily consists of refurbished computer hardware, printers and hand-held data organizers and is stated at the lower of cost or market. Cost is determined using the specific identification method for computer systems and average cost for all other types of inventory.

Revenue  Recognition

Revenue from product sales is recognized when title passes to the customer provided that there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment, if necessary.

The Company warrants any hardware product against defects in material and workmanship under normal use for a period of ninety (90) days commencing on the date of original purchase. The Company covers the cost to repair or replace all necessary components while the product is under warranty. The Company has the option of replacing any defective part(s) with new part(s) or with serviceable refurbished parts that are equivalent to new parts in performance. All replacement parts or products are warranted for the remainder of the original warranty period. Warranty costs for the quarter ended March 31, 2004 were not material.

Long-lived  Assets

The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the quarter ended March 31, 2004, the Company determined that there were no long-lived assets that were impaired.

ICOA  Note  Receivable  and  Warrants

The Company's financial statements includes among its assets a $20,000 note receivable and warrants valued at $105,000. The note is in default and the ability of the Company to exercise the warrants for amount equivalent to or greater than its recorded value is uncertain. As a consequence, the Company notes that there is no assurance that the value from these assets may be realized.

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

Joseph M. Naughton, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Naughton completed his evaluation.

Changes  in  Internal  Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

In February 2003, James Schwartz and Joyce Schwartz as Trustees of the Schwartz Family Trust ("Schwartz") filed an action against Go Online Networks Corporation, Digital West and Digital West's former president Andrew Hart in
Los  Angeles  County  California  Superior  Court  for  Fraudulent Conveyance of
Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void, (ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart denies any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The trial in this matter was set for March 29, 2004, but the date was recently vacated and the case stayed because Hart filed Chapter 7 Bankruptcy. A hearing is set in May 2004 to determine whether the case should be set for trial. In addition, the Company received from Schwartz' counsel a written demand that Digital West pay $881,000, which Schwartz contends is due under a later consolidated promissory note from Digital West. The Company was not previously aware of this consolidated note. However, based on the records of Digital West, it appears that Schwartz may already have been paid on this note.

ITEM  2     CHANGES  IN  SECURITIES

None during the three months ended March 31, 2003.

On May 9, 2004, the Company issued 17,645,936 shares of common stock as payment of accrued interest on convertible debentures and notes payable. The value of the shares issued totaled $127,051, which was computed based upon the terms stated in the applicable agreements and on the closing market prices of the common stock on the payment date.


ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

As of March 31, 2004, the Company had issued and outstanding 199,710,394 shares of the 200,000,000 shares of authorized common stock, which violates some of the terms of the Company's convertible debenture and notes payable agreements. As of March 31, 2004, the Company did not have enough common shares authorized for the holders of the convertible debentures and notes payable to convert unpaid principal balances and accrued interest thereon into common stock. The Company amended its articles of incorporation to increase the total number of authorized shares from 200,000,000 shares to 850,000,000 shares in a meeting held April 2, 2004.

Effective January 10, 2000 and March 15, 2000, the Company entered into a Securities Purchase Agreement whereby two buyers agreed to purchase from the Company a total of $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments of principal and interest on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999. Accrued interest may be payable either in cash or common stock at the holder's option. If interest is paid in common stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the common stock for the ten trading days prior to the due date of such interest. The notes are convertible into common stock, upon certain registration and for prices determined at various dates as defined in the agreement. During 2001, $120,000 of the convertible notes was converted to common stock leaving a remaining balance of $880,000. During 2003, $30,000 of the convertible notes was converted into common stock leaving a remaining balance of $850,000.

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

The Series-A convertible debentures are in default and the total outstanding principal balance and accrued interest have been classified as current liabilities on the consolidated balance sheet as of March 31, 2004.

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of March 31, 2004, the Company has not repaid any of the outstanding principal balance and the holders have not converted any of the convertible debentures. Also, the Company has not issued or paid any additional consideration to extend the due date on the convertible debentures. Accordingly, the debentures were in default and the total outstanding principal balance and accrued interest of $100,849 related to the convertible debentures have been classified as current liabilities on the consolidated balance sheet as of March 31, 2004.

On August 7, 2003, the Company reached an agreement with the institutional investor holding the 8% convertible notes to be paid in full over a three-year term. As part of the agreement, it was agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effective immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing bid price of the Company's common stock or $0.02 per share. The Company was also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions. Immediately following the increase in the total number of authorized shares, the Company is obligated to complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the Average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company agreed to pay $25,000 in cash per month toward the outstanding debt Until January 1, 2007, if not settled sooner due to conversions. As of March 31, 2004, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share expiring August 2006. Due to default on the payments under the terms of this agreement by the Company, the conversion price per share reverted to the conversion price set forth in the original notes. Since the notes are in default, they have been classified as current liabilities.

On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July 18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $20,875 as of March 31, 2004. The Company has repaid $191,000 as of March 31, 2004, leaving an unpaid balance of $136,000.

As of March 31, 2004, the total amount of principal in default is $2,133,772 of Convertible notes and debentures and $136,000 of notes payable for an aggregate Amount of $2,269,772. As of March 31, 2004, the amount of interest in default is $628,012 for convertible notes and debentures and $20,875 of notes payable for an aggregate amount of $648,887.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its annual shareholders meeting on April 2, 2004. At the meeting, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company increasing the authorized common stock from 200,000,000 shares to 850,000,000 shares. The votes for the increase were 107,898,661 (54% of the outstanding) in favor, 8,784,500 (4%) against and 389,510 (2%) abstained.

The Company also elected Joseph M. Naughton, Scott Claverie and Jim Cannon as directors of the Company. The votes for each of the nominees was 114,350,236 in favor, 1,650,000 against and 1,072,425 abstained.

Finally, the Company ratified the appointment of Weinberg & Company, P.A., as the Company's independent auditors. The votes for ratification were 115,696,956 in favor, 625,075 against and 750,630 abstained.

ITEM  5     OTHER  INFORMATION

None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a)  EXHIBITS

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS  ON  FORM  8-K

On February 9, 2004 the Company filed a Form 8-K announcing that it had moved its principal offices to 9800 Eton Avenue, Chatsworth, CA 91311.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Dated:          May 25, 2004            Go  Online  Networks  Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman,  Chief  Operating  and
                                        Financial  Officer  and  Director