Form 10QSB/A
period 2004-03-31
GO ONLINE NETWORKS CORP
filed 2004-06-15
CIK 1056617

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  FORM  10-QSB/A

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
                              --------------------
                                   (UNAUDITED)

                                                         ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    118,399
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,708
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,635
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,000
Exercisable warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       105,033
                                                                                                      -------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       304,775

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION
OF $160,419. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,418
                                                                                                      -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    325,193
                                                                                                      =============


                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    236,881
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       786,313
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,086,000
Current portion of convertible notes and debentures. . . . . . . . . . . . . . . . . . . . . . . . .     2,235,772
Advances from and accrued expenses due to officer. . . . . . . . . . . . . . . . . . . . . . . . . .       181,398
                                                                                                      -------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,526,364
                                                                                                      =============

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

ICOA  Note  and  Warrants

The Company's financial statements includes among its assets a $20,000 note and warrants valued at $105,000. The note is in default and the ability of the Company to exercise the warrants for value is uncertain. As a consequence, the Company notes that there is no assurance that the value from these assets may be realized.

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

ITEM  5     OTHER  INFORMATION

None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a)  EXHIBITS

31 Certificate of Joseph M. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certificate of Joseph M. Naughton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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