Form 10QSB
period 2004-06-30
GO ONLINE NETWORKS CORP
filed 2004-08-25
CIK 1056617

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  FORM  10-QSB

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



             For  the  quarterly  period  ended  June  30,  2004


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

                            Yes  X             No___


As of June 30, 2004, the Registrant had 217,356,330 shares of common stock, par value $.001 per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes__    No  X

                                      INDEX
                                      -----

                                                                   Page
                                                                   Number
                                                                   ------

Part  I.     Financial  Information


                                    CONTENTS
                                    --------


PAGE     1     CONDENSED  CONSOLIDATED  BALANCE  SHEET  AS  OF  JUNE  30,  2004
(UNAUDITED)

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND  SIX  MONTHS  ENDED  JUNE  30, 2004 AND 2003 (UNAUDITED)

PAGE     3     CONDENSED  CONSOLIDATED  STATEMENTS OF  CASH FLOWS FOR THE SIX
MONTHS  ENDED  MARCH  31,  2004  AND  2003  (UNAUDITED)

PAGES     4  - 11     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
JUNE  30,  2004  (UNAUDITED)

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2004
                              --------------------
                                   (UNAUDITED)


                                  ASSETS
                                  ------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $     49,937
Accounts receivable. . . . . . . . . . . . . . . . . . .         9,076
Inventories. . . . . . . . . . . . . . . . . . . . . . .        39,186
Note receivable. . . . . . . . . . . . . . . . . . . . .        20,000
Exercisable warrants - ICOA. . . . . . . . . . . . . . .       105,033
                                                          -------------
Total Current Assets . . . . . . . . . . . . . . . . . .       223,232
                                                          -------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $168,399 . . . . . . . . . . . . . . . .        16,821
                                                          -------------

OTHER ASSETS
Deposits . . . . . . . . . . . . . . . . . . . . . . . .        13,455
                                                          -------------

Total Other Assets . . . . . . . . . . . . . . . . . . .        13,455
                                                          -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $    253,508
                                                          =============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses. . . . . . . . . .  $    264,627
Accrued interest payable . . . . . . . . . . . . . . . .       746,689
Advances from and accrued expenses due to officer. . . .       234,398
Convertible notes and debentures . . . . . . . . . . . .     2,235,772
Notes payable. . . . . . . . . . . . . . . . . . . . . .     1,086,000
                                                          -------------
Total Current Liabilities. . . . . . . . . . . . . . . .     4,567,486
                                                          -------------



COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock, $0.001 par value,
   10,000,000 shares authorized,
   1,209,559 issued and outstanding. . . . . . . . . . .         1,210
Series B Convertible Preferred Stock, $100 par value,
   2,000 shares authorized 2,000 issued
   and outstanding . . . . . . . . . . . . . . . . . . .       200,000
Common stock, $0.001 par value, 850,000,000 shares
   authorized, 217,356,330 shares issued and outstanding       217,357
Additional paid-in capital . . . . . . . . . . . . . . .    12,490,483
Accumulated deficit. . . . . . . . . . . . . . . . . . .   (17,223,028)
                                                          -------------
Total Stockholders' Deficiency . . . . . . . . . . . . .    (4,313,978)
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . .  $    253,508
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

                                               For the Three     For the Three    For the Six      For the Six
                                               Months Ended      Months Ended     Months Ended     Months Ended
                                               June 30, 2004     June 30, 2003    June 30, 2004    June 30, 2003
                                               --------------   --------------   --------------   --------------

NET REVENUES. . . . . . . . . . . . . . . . .  $      245,456   $    2,078,878   $      513,852   $    5,317,963

COST OF REVENUES. . . . . . . . . . . . . . .         221,556        1,628,372          463,554        4,331,137
                                               --------------   --------------   --------------   --------------

GROSS PROFIT. . . . . . . . . . . . . . . . .          23,900          450,506           50,298          986,826
                                               --------------   --------------   --------------   --------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes          99,505           95,053          177,345          258,183
General and administrative. . . . . . . . . .          20,783          157,447          143,968          332,197
Legal and professional. . . . . . . . . . . .          50,125          149,138           86,624          242,280
Rent. . . . . . . . . . . . . . . . . . . . .          13,500           40,056           28,350           80,501
 Depreciation . . . . . . . . . . . . . . . .           3,598            6,010            7,980           12,021
                                               --------------   --------------   --------------   --------------
Total Operating Expenses. . . . . . . . . . .         187,511          447,704          444,267          925,182
                                               --------------   --------------   --------------   --------------

INCOME (LOSS) FROM
OPERATIONS. . . . . . . . . . . . . . . . . .        (163,611)           2,802         (393,969)          61,644
                                               --------------   --------------   --------------   --------------

OTHER (EXPENSE) INCOME
Interest expense. . . . . . . . . . . . . . .         (56,232)        (573,145)        (126,604)        (705,669)
Other income. . . . . . . . . . . . . . . . .         (16,486)          10,421            1,893           11,189
                                               --------------   --------------   --------------   --------------
Total Other (Expense) Income. . . . . . . . .         (72,718)        (562,724)        (124,711)        (694,480)
                                               --------------   --------------   --------------   --------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $     (236,329)  $     (559,922)  $     (518,680)  $     (632,836)
                                               ==============   ===============  ===============  ===============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED . . . . . . . . . . . . . .  $            -   $            -   $                $            -
                                               ==============   ===============  ===============  ===============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED . . . . . . . . . . . . . . . . .     208,533,362      197,452,740      204,121,878      169,772,312
                                               ==============   ===============  ===============  ===============



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

                                                                                        For the Six      For the Six
                                                                                        Months Ended     Months Ended
                                                                                       June 30, 2004    June 30, 2003
                                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (518,680)  $     (632,836)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,980           12.021
Amortization of deferred financing costs. . . . . . . . . . . . . . . . . . . . . . .               -           38,010
Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           (1,633)
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            2,973
Common stock issued in lieu of salaries . . . . . . . . . . . . . . . . . . . . . . .               -           42,000
Common stock and common stock warrants issued for services and debt fees. . . . . . .               -          355,341
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable. . . . . . . . . . . . . . . . . . . . . .           6,618          133,317
(Increase) decrease in inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .          29,720         (508,176)
(Increase) decrease in prepaid expenses and other current assets. . . . . . . . . . .          10,453          (20,382)
(Increase) decrease in deferred refurbishing expenses . . . . . . . . . . . . . . . .               -           33,532
(Increase) decrease in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            (869)             460
Increase (decrease) in accounts payable and accrued expenses. . . . . . . . . . . . .          98,643         (428,965)
Increase (decrease) in accrued interest payable . . . . . . . . . . . . . . . . . . .         134,768          357,236
                                                                                       ---------------  ---------------
Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . . . . . . . . .        (231,367)        (617,102)
                                                                                       ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities . . . . . . . . . . . . . . . . . . .         124,500                -
                                                                                       ---------------  ---------------
Net Cash Provided By Investing Activities . . . . . . . . . . . . . . . . . . . . . .         124,500                -
                                                                                       ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from officer. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,000)          (6,658)
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,000          545,000

                                                                                       ---------------  ---------------
Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . . . . . . .         (15,000)         538,342
                                                                                       ---------------  ---------------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (121,867)         (78,760)

CASH - BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         171,804          327,540
                                                                                       ---------------  ---------------

CASH - END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       49,937   $      248,780
                                                                                       ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for payment of accrued interest on notes payable. . . . . . . . .  $      123,522   $            -
                                                                                       ===============  ===============
Common stock issued for payment of principal and accrued interest on convertible debt  $            -   $      549,298
                                                                                       ===============  ===============
Common stock issued for payment of accrued expenses . . . . . . . . . . . . . . . . .  $            -   $       22,500
                                                                                       ===============  ===============
Common stock issued for payment of amounts due to related party . . . . . . . . . . .  $            -   $       28,000
                                                                                       ===============  ===============


     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        3

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     ----------------------------------------------

(A)  ORGANIZATION  AND  PRINCIPLES  OF  CONSOLIDATION
-----------------------------------------------------

The condensed consolidated financial statements of Go Online Networks Corporation (formerly Jones Naughton Entertainment, Inc.) and subsidiaries (the "Company") include the accounts of the parent, Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries: Digital West Marketing, Inc. ("Digital"), and Westlake Capital Corp ("Westlake"). The Company's only operating subsidiary, Digital, is principally is engaged in the business of selling refurbished computers and related products. All material inter-company accounts have been eliminated in consolidation.

(B)  INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
------------------------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and the accompanying notes thereto included in the Company's annual report Form 10-KSB.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)


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

NOTE  2      GOING  CONCERN
-------      --------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $518,680, a negative cash flow from operating activities of $231,367 for the six months ended June 30, 2004, an accumulated stockholders' deficiency of $4,313,978 and a working capital deficiency of $4,344,254 at June 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in order to remain in existence is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

NOTE  3     RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

The Company's chief executive officer has loaned various amounts to the Company to meet operating cash flow requirements and has unpaid compensation due him. The balance due to him was $234,398 as of June 30, 2004.

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

Accrued interest payable on this convertible note was $168,404 as of June 30, 2004.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

The Series-A convertible debentures are in default and the total outstanding principal balance and accrued interest have been classified as current liabilities on the consolidated balance sheet as of June 30, 2004.

 (B)  10%  CONVERTIBLE  DEBENTURES
----------------------------------

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of June 30, 2004, the Company has not repaid any of the outstanding principal balance and the holders have not converted any of the convertible debentures. Also, the Company has not issued or paid any additional consideration to extend the due date on the convertible debentures. Accordingly, the debentures were in default and the total outstanding principal balance and accrued interest of $11,699 related to the convertible debentures have been classified as current liabilities on the consolidated balance sheet as of June 30, 2004.

(C)  8%  CONVERTIBLE  NOTES  PAYABLE
------------------------------------

On May 3, 2001, the Company issued a $500,000, 8% convertible debenture due May 3, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99% of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's CEO. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of the Company's common stock at 110% of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001 (or $0.06196 per share) and is exercisable until May 3, 2006. During 2002, $16,228 of the convertible debentures was converted into common stock leaving a remaining balance of $483,772. Accrued interest payable on this debenture was $338,470 as of June 30, 2004.

On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of 80% of the

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)



average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price based on the fair market value of the Company's common stock. Accrued interest on this debenture was $51,530 as of June 30, 2004.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

(D)  7%  CONVERTIBLE  NOTES  PAYABLE
------------------------------------

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of June 30, 2004, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon. Accrued interest payable on these notes was $34,376 and $36,334, respectively, as of June 30, 2004.

(E)  SUMMARY
------------
The following schedule reflects convertible notes and debentures as of June 30, 2004 (in order of due date):

8% convertible debenture,
unsecured, due January 1, 2003 (net
of conversions of $30,000 and
120,000) (A) . . . . . . . . . . . .  $  850,000

10% convertible debenture,
unsecured due July, 2002 (A). . . . .     550,000

8% convertible note payable,
secured by 2,000,000 shares of the
Company's common stock owned by
the Company's CEO, due May 3,
2003 (A). . . . . . . . . . . . . . .     483,772

8% convertible note, payable,
unsecured, due December 18, 2003
(A) . . . . . . . . . . . . . . . . .     250,000

7% convertible note payable,
unsecured due on demand . . . . . . .      49,500

7% convertible note payable,
unsecured due on demand . . . . . . .      52,500
                                       ----------

Total . . . . . . . . . . . . . . . .  $2,235,772
                                       ==========

(A)  In  default  as  of  June  30,  2004.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)


NOTE  5          NOTES  PAYABLE
-------          --------------

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of June 30, 2004, the investors have not submitted any written demands for payment of these notes. In May 2004, the Company issued 11,322,968 and 6,322,968 shares of its common stock, respectively as payment on the accrued interest. Accrued interest payable on these notes was $33,410 and $5,095, respectively, as of June 30, 2004.

On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $27,675 as of June 30, 2004. The Company has repaid $191,000 as of June 30, 2004, leaving an unpaid balance of $136,000.

The  following  schedule  reflects  notes  payable  as  of  June  30,  2004:


8% note payable, unsecured, due 90
days after demand                          $     700,000

8% note payable, unsecured, due 90
days after demand                                250,000



20% note payable, personally
guaranteed by CEO, due September
30, 2003 (A)                                     136,000
                                         ---------------
Total                                    $     1,086,000
                                         ===============

(A)  In  default  as  of  June  30,  2004.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

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

NOTE  7       COMMITMENTS  AND  CONTINGENCIES
-------       -------------------------------

In February 2003, James Schwartz and Joyce Schwartz as Trustees of the Schwartz Family Trust ("Schwartz") filed an action against Go Online Networks Corporation, Digital West and Digital West's former president Andrew Hart for Fraudulent Conveyance of Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void,
(ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart denies any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The trial in this matter was set for March 29, 2004, but the date was recently vacated and the case stayed because Hart filed Chapter 7 Bankruptcy. A hearing set in May 2004 to determine whether the case should be set for trial was postponed indefinitely. In addition, the Company received from Schwartz' counsel a written demand that Digital West pay $881,000, which Schwartz contends is due under a later consolidated promissory note from Digital West. The Company was not previously aware of this consolidated note. However, based on the records of Digital West, it appears that Schwartz may already have been paid on this note.

NOTE  8     STOCKHOLDERS'  DEFICIENCY
-------

On April 2, 2004, the Company increased its authorized shares of common stock from 200,000,000 to 850,000,000 shares at $.001 par value. During the three month period ended June 30, 2004, the Company issued 17,645,936 shares of common stock in payment of accrued interest on notes payable of $123,522. The Company recorded the payment of accrued interest on notes payable as an increase in common stock of $17,646 and increase in additional paid-in capital of $105,876.

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

Results  of  Operations

SIX  MONTHS  ENDED  JUNE  30,  2004 COMPARED TO
SIX  MONTHS ENDED  JUNE  30,  2003

     Our net loss during the six months ended June 30, 2004 was 518,680 compared to a net loss of $632,836 for the same period in 2003. Our losses reflects primarily a substantial decrease in revenues as a result of reduction in product volume for refurbishment from our primary retail supplier, together with a similar substantial reduction in cost of revenues. Our operating expenses decreased from $925,182 for the six months ended June 30, 2003 to $444,267 for the six months ended June 30, 2004, substantially as a result in reduction of general and administrative expense and salaries resulting from moving our facility and reducing our work force to compensate for the reduction in refurbishment business, as well as a substantial reduction in legal and professional fees incurred and reduced rent. Interest expense was $126,604 in the six months ended June 30, 2004 compared to $705,669 in the six months ended June 30, 2003, primarily attributable to the Company's inability to issue common stock in lieu of interest on outstanding convertible debentures. This inability to issue common stock was remedied in early 2004, but the Company has been in discussions With the holders of its convertible debentures with respect to resolution at a discount.

For the six months ended June 30, 2004 we had revenues of $513,852 compared to $5,317,963 for the six months ended June 30, 2003, a decrease of approximately 91.3%. This substantial reduction in revenues is directly attributable to the reduction of our refurbishment business. Cost of revenues was comparably substantially reduced from $4,331,137 for the six months ended June 30, 2003 to $463,554 for the six months ended June 30, 2004.

The Company's gross margins for the six months ended June 30, 2004 were approximately 9.8% as compared to 18.6% for the six months ended June 30, 2003. This decrease in gross margin was the result of non-recurring purchases which the Company was able to make during the period and then quickly resell to assist with the Company's cashflow. As a consequence, the change in gross margin does not reflect the Company's historical operating results and may not be indicative of potential future gross margins for the Company's products.

We took substantial steps to reduce our operating costs by moving our facility to a more appropriately sized facility given our business and reducing other overhead costs including salaries. This resulted in a reduction of operating costs of $925,182 for the six months ended June 30, 2003 to $444,267 for the six months ended June 30, 2004. We also had substantially reduced legal and other professional fees and a substantial reduction in rent.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2004, we had total assets of $253,508, compared to $553,776 as of December 31, 2003. This change was attributable primarily to continuing reduction in inventory, accounts receivable, cash and other assets in our Digital West division.

     Our current liabilities remained relatively constant from $4,453,096 at December 31, 2003 to $4,567,486 at June 30, 2004. All of our convertible notes and debentures are now considered current liabilities and a substantial portion of the convertible notes and debentures are in default.

     At June 30, 2004, our stockholders' deficiency was $4,313,978 as compared to $3,899,320 at December 31, 2003, resulting from our operating loss.

     We made no material capital expenditures during the six months ended June 30, 2004.

     During fiscal 2003 and early 2004, our ability to service our outstanding Convertible notes and debentures was severely restricted as a result of our reaching our limit on available common stock when we reached our authorized capital limit. On April 2, 2004, we held a shareholders meeting and increased our authorized common stock from 200,000,000 shares to 850,000,000 shares. This will permit us to properly service our outstanding convertible notes and debentures and will also permit us to utilize equity for potential future financing. We are currently in negotiations with the holders of our convertible debt to settle outstanding obligations at a discount.

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

The Company warrants any hardware product against defects in material and workmanship under normal use for a period of ninety (90) days commencing on the date of original purchase. The Company covers the cost to repair or replace all necessary components while the product is under warranty. The Company has the option of replacing any defective part(s) with new part(s) or with serviceable refurbished parts that are equivalent to new parts in performance. All replacement parts or products are warranted for the remainder of the original warranty period. Warranty costs for the six months ended June 30, 2004 were not material.

Long-lived  Assets

The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the six ended June 30, 2004, the Company determined that there were no long-lived assets that were impaired.

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

Joseph M. Naughton, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Naughton completed his evaluation.

Changes  in  Internal  Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

In February 2003, James Schwartz and Joyce Schwartz as Trustees of the Schwartz Family Trust ("Schwartz") filed an action against Go Online Networks Corporation, Digital West and Digital West's former president Andrew Hart in
Los  Angeles  County  California  Superior  Court  for  Fraudulent Conveyance of
Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void, (ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart denies any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. The trial in this matter was set for March 29, 2004, but the date was vacated and the case stayed because Hart filed Chapter 7 Bankruptcy. The case has now been set for trial in November 2004. In addition, the Company received from Schwartz' counsel a written demand that Digital West pay $881,000, which Schwartz contends is due under a later consolidated promissory note from Digital West. The Company was not previously aware of this consolidated note. However, based on the records of Digital West, it appears that Schwartz may already have been paid on this note.

ITEM  2     CHANGES  IN  SECURITIES

On May 9, 2004, the Company issued 17,645,936 shares of common stock as payment of accrued interest on convertible debentures and notes payable. The value of the shares issued totaled $127,051, which was computed based upon the terms stated in the applicable agreements and on the closing market prices of the common stock on the payment date.


ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

As of March 31, 2004, the Company had issued and outstanding 199,710,394 shares of the 200,000,000 shares of authorized common stock, which violated some of the terms of the Company's convertible debenture and notes payable agreements. The Company amended its articles of incorporation to increase the total number of Authorized shares from 200,000,000 shares to 850,000,000 shares in a meeting held April 2, 2004.

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

Accrued  interest  payable  on this convertible note was $168,404 as of June 30,
2004

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

The Series-A convertible debentures are in default and the total outstanding principal balance and accrued interest have been classified as current liabilities on the consolidated balance sheet as of June 30, 2004.

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of June 30, 2004, the Company has not repaid any of the outstanding principal balance and the holders have not converted any of the convertible debentures. Also, the Company has not issued or paid any additional consideration to extend the due date on the convertible debentures. Accordingly, the debentures were in default and the total outstanding principal balance and accrued interest of $11,699 related to the convertible debentures have been classified as current liabilities on the consolidated balance sheet as of June 30, 2004.

On May 3, 2001, the Company issued a $500,000, 8% convertible debenture due May 3, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99% of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's CEO. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of the Company's common stock at 110% of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001 (or $0.06196 per share) and is exercisable until May 3, 2006. During 2002, $16,228 of the convertible debentures was converted into common stock leaving a remaining balance of $483,772. Accrued interest payable on this debenture was $338,470 as of June 30, 2004.

On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price based on the fair market value of the Company's common stock. Accrued interest on this debenture was $51,530 as of June 30, 2004.

On August 7, 2003, the Company reached an agreement with the institutional investor holding the 8% convertible notes to be paid in full over a three-year term. As part of the agreement, it was agreed that no further conversions of the debt and accrued interest thereon into shares of common stock will be below the agreed upon conversion price. The conversion price per share, with respect to an aggregate of the first $495,238 of the outstanding principal, shall be the higher of 75% of the average of the ten lowest closing prices of the Company's common stock or $0.10 per share. Effective immediately upon the Company's irrevocable payment in full of $495,238 of the principal balance, the conversion price per share shall be the higher of 75% of the average of the ten lowest closing bid price of the Company's common stock or $0.02 per share. The Company was also required to file a proxy statement, hold a stockholders' meeting and increase the authorized shares to no less than 300,000,000 shares prior to any future share conversions. Immediately following the increase in the total number of authorized shares, the Company is obligated to complete a conversion of $75,000 in outstanding principal to common stock at a price equal to 75% of the Average closing bid price for the Company's common stock for the twenty days prior to the date of such conversion. Commencing August 1, 2003, and continuing on the first day of each succeeding month thereafter until January 1, 2007, the Company agreed to pay $25,000 in cash per month toward the outstanding debt Until January 1, 2007, if not settled sooner due to conversions. As of June 30, 2004, no interest expense for beneficial conversion has been recorded due to contingencies based upon the Company's increase in authorized shares. As additional consideration for the amendment of the original convertible debenture agreement and extension of the due date, the Company issued a warrant to the institutional investor for the purchase of 1,000,000 shares of common stock at a purchase price of $0.10 per share expiring August 2006. Due to default on the payments under the terms of this agreement by the Company, the conversion price per share reverted to the conversion price set forth in the original notes. Since the notes are in default, they have been classified as current liabilities.

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of June 30, 2004, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon. Accrued interest payable on these notes was $34,376 and $36,334, respectively, as of June 30, 2004.

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of June 30, 2004, the investors have not submitted any written demands for payment of these notes. In May 2004, the Company issued 11,322,968 and 6,322,968 shares of its common stock, respectively as payment on the accrued interest. Accrued interest payable on these notes was $33,410 and $5,095, respectively, as of June 30, 2004.

On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July 18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $27,675 as of June 30, 2004. The Company has repaid $191,000 as of June 30, 2004, leaving an unpaid balance of $136,000.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None during the three months ended June 30, 2004.

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

Dated:          August 23, 2004        Go  Online  Networks  Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman,  Chief  Operating  and
                                        Financial  Officer  and  Director