Form 10QSB
period 2004-09-30
GO ONLINE NETWORKS CORP
filed 2004-11-18
CIK 1056617

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  FORM  10-QSB

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



            For  the  quarterly  period  ended  September  30,  2004


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

                            Yes  X             No___


As of September 30, 2004, the Registrant had 302,256,330 shares of common stock, par value $.001 per share, outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes__    No  X

                                      INDEX
                                      -----

                                                                   Page
                                                                   Number
                                                                   ------

Part  I.     Financial  Information


                                    CONTENTS
                                    --------


PAGE     1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004
(UNAUDITED)

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND  NINE MONTHS  ENDED  SEPTEMBER  30, 2004 AND 2003 (UNAUDITED)

PAGE     3     CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS FOR THE NINE
MONTHS  ENDED  SEPTEMBER  31,  2004  AND  2003  (UNAUDITED)

PAGES     4  - 11     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTEMBER  30,  2004  (UNAUDITED)

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2004
                              ------------------
                                   (UNAUDITED)

                                      ASSETS
                                      ------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     29,554
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .         3,967
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        33,504
Note receivable. . . . . . . . . . . . . . . . . . . . . . . .        20,000
Exercisable warrants - ICOA. . . . . . . . . . . . . . . . . .       105,033
                                                                -------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . .       192,058
                                                                -------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $166,543 . . . . . . . . . . . . . . . . . . .        14,295

OTHER ASSETS
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,370
                                                                -------------

Total Other Assets . . . . . . . . . . . . . . . . . . . . . .         9,370
                                                                -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $    215,723
                                                                =============

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                ----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses. . . . . . . . . . . . .  $    262,807
Accrued interest payable . . . . . . . . . . . . . . . . . . .       507,527
Advances from and accrued expenses due to officer. . . . . . .       300,016
Convertible notes and debentures . . . . . . . . . . . . . . .       835,772
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .     1,086,000
                                                                -------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . .     2,992,122
                                                                -------------



COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
Series A Convertible Preferred Stock, $0.001 par value,
10,000,000 shares authorized, 1,209,559 issued and outstanding         1,209
Series B Convertible Preferred Stock, $100 par value,
2,000 shares authorized 2,000 issued and outstanding . . . . .       200,000
Common stock, $0.001 par value, 850,000,000 shares
authorized, 302,356,330 shares issued and outstanding. . . . .       302,357
Additional paid-in capital . . . . . . . . . . . . . . . . . .    12,745,483
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (16,025,448)
                                                                -------------
Total Stockholders' Deficiency . . . . . . . . . . . . . . . .    (2,776,399)
                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . . . .  $    215,723
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

                                                For the Three    For the Three    For the Nine     For the Nine
                                                Months Ended     Months Ended     Months Ended     Months Ended
                                                September 30,    September 30,    September 30,    September 30,
                                                         2004             2003             2004             2003
                                                --------------   --------------   --------------   ---------------
NET REVENUES . . . . . . . . . . . . . . . . .  $      141,303   $    1,128,618   $      655,155   $    6,446,581

COST OF REVENUES . . . . . . . . . . . . . . .         117,211        1,199,921          580,765        5,531,058
                                                --------------   --------------   --------------   ---------------

GROSS PROFIT . . . . . . . . . . . . . . . . .          24,092          (71,303)          74,390          915,523
                                                --------------   --------------   --------------   ---------------

OPERATING EXPENSES
Contract services, salaries and payroll taxes.          57,779           68,095          235,124          326,278
General and administrative . . . . . . . . . .          22,157          162,488          166,125          494,685
Legal and professional . . . . . . . . . . . .          16,319            9,384          102,942          251,664
Rent . . . . . . . . . . . . . . . . . . . . .          13,500           40,055           41,850          120,556
Depreciation.  . . . . . . . . . . . . . . . .           2,525            3,966           10,505           15,987
                                                --------------   --------------   --------------   ---------------
Total Operating Expenses . . . . . . . . . . .         112,280          283,988          556,546        1,209,170
                                                --------------   --------------   --------------   ---------------

LOSS FROM OPERATIONS . . . . . . . . . . . . .         (88,188)        (355,291)        (482,156)        (293,647)
                                                --------------   --------------   --------------   ---------------

OTHER (EXPENSE) INCOME
Interest expense . . . . . . . . . . . . . . .         (83,825)         (76,365)        (210,429)        (782,034)
Gain on extinguishment of debt . . . . . . . .       1,367,720                -        1,367,720            1,633
Other income, net . . . . . .  . . . . . . . .           1,870            1,130            3,763           10,686
                                                --------------   --------------   --------------   ---------------
Total Other Income (Expense) . . . . . . . . .       1,285,765          (75,235)       1,161,054         (769,715)
                                                --------------   --------------   --------------   ---------------

NET INCOME (LOSS). . . . . . . . . . . . . . .  $    1,197,577   $     (430,526)  $      678,898   $   (1,063,362)
                                                ==============   ==============   ==============   ===============

NET INCOME (LOSS) PER COMMON
SHARE - BASIC AND DILUTED. . . . . . . . . . .  $            -   $            -   $            -   $            -
                                                ==============   ==============   ==============   ===============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED. . . . . . . . . . . . . . . . . .     219,204,156      199,054,429      209,282,602      179,640,277
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

                                                                                        For the Nine     For the Nine
                                                                                        Months Ended     Months Ended
                                                                                        September 30,    September 30,
                                                                                                2004             2003
                                                                                        ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      678,898   $   (1,063,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,505           15,987
Amortization of deferred financing costs . . . . . . . . . . . . . . . . . . . . . . .               -           52,779
Gain on extinguishment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,367,720)          (1,633)
Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            2,973
Common stock issued in lieu of salaries. . . . . . . . . . . . . . . . . . . . . . . .          42,000
Realized gain on marketable securities . . . . . . . . . . . . . . . . . . . . . . . .         (19,500)
Common stock and common stock warrants issued for services and debt fees . . . . . . .               -          330,341
Changes in operating assets and liabilities:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,725          186,373
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,402          262,284
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . .           1,083             (812)
Deferred refurbishing expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           70,354
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,586          (11,614)
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .          87,856         (790,596)
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         210,422          429,914
                                                                                        ---------------  ---------------
Net Cash Used In Operating Activities. . . . . . . . . . . . . . . . . . . . . . . . .        (338,743)        (475,012)
                                                                                        ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities. . . . . . . . . . . . . . . . . . . .         124,500                -
                                                                                        ---------------  ---------------
Net Cash Provided By Investing Activities. . . . . . . . . . . . . . . . . . . . . . .         124,500                -
                                                                                        ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from officer . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26,000)           2,342
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         147,993          872,000
Repayment of Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,000)        (545,000)
                                                                                        ---------------  ---------------
Net Cash Provided By Financing Activities. . . . . . . . . . . . . . . . . . . . . . .          71,993          329,342
                                                                                        ---------------  ---------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (142,250)        (145,670)

CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         171,804          327,540
                                                                                        ---------------  ---------------

CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       29,554   $      181,870
                                                                                        ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of series A - Preferred shares to Common shares . . . . . . . . . . . . . .  $            -   $        2,500
                                                                                        ===============  ===============
Common stock issued for payment of accrued interest on notes payable . . . . . . . . .  $      123,522   $            -
                                                                                        ===============  ===============
Common stock issued for payment of principal and accrued interest on convertible debt.  $      340,000   $      579,298
                                                                                        ===============  ===============
Common stock issued for payment of accrued expenses. . . . . . . . . . . . . . . . . .  $            -   $       22,500
                                                                                        ===============  ===============
Common stock issued for payment of amounts due to related party. . . . . . . . . . . .  $            -   $       28,000
                                                                                        ===============  ===============


     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        3

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
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

(B)  INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
------------------------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and the accompanying notes thereto included in the Company's annual report Form 10-KSB.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

(D)  PER  SHARE  DATA
---------------------

Basic and diluted net income (loss) per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by statement of Financial Accounting Standards, No. 128, Earnings Per
Share." Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

NOTE  2      GOING  CONCERN
-------      --------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net income of $678,898, caused by the forgiveness of debt. Even with the net income the company still has a negative cash flow from operating activities of $338,743 for the nine months ended September 30, 2004, an accumulated stockholders' deficiency of $2,776,399 and a working capital deficiency of $2,790,694 at September 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in order to remain in existence is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

NOTE  3     RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

The Company's chief executive officer has loaned various amounts to the Company to meet operating cash flow requirements and has unpaid compensation due him. The balance due to him was $300,016 as of September 30, 2004.

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

On September 28, 2004, the Company issued 63,750,000 shares of common stock to convert all the outstanding principal and interest, aggregating $1,035,172 into equity.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)


(B)  10%  CONVERTIBLE  DEBENTURES
---------------------------------

In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of September 30, 2004, the Company converted all of the outstanding principal and accrued interest, aggregating
$672,548, into equity by issuing the holder of the convertible debentures 21, 250,000 shares of common stock.

(C)  8%  CONVERTIBLE  NOTES  PAYABLE
------------------------------------

On May 3, 2001, the Company issued a $500,000, 8% convertible debenture due May 3, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99% of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's CEO. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of the Company's common stock at 110% of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001 (or $0.06196 per share) and is exercisable until May 3, 2006. During 2002, $16,228 of the convertible debentures was converted into common stock leaving a remaining balance of $483,772. Accrued interest payable on this debenture was $348,013 as of September 30, 2004.

On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price based on the fair market value of the Company's common stock. Accrued interest on this debenture was $56,461 as of September 30, 2004.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

(D)  7%  CONVERTIBLE  NOTES  PAYABLE
------------------------------------

The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of September 30, 2004, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon. Accrued interest payable on these notes was $35,417 and $37,439, respectively, as of September 30, 2004.

(E)  SUMMARY
------------
The following schedule reflects convertible notes and debentures as of September 30, 2004 (in order of due date):

8% convertible note payable,
secured by 2,000,000 shares of the
Company's common stock owned by
the Company's CEO, due May 3,
2003 (A). . . . . . . . . . . . . .  $483,772

8% convertible note, payable,
unsecured, due December 18, 2003
(A) . . . . . . . . . . . . . . . .   250,000

7% convertible note payable,
unsecured due on demand . . . . . .    49,500

7% convertible note payable,
unsecured due on demand . . . . . .    52,500

Total . . . . . . . . . . . . . . .  $835,772

(A)  In  default  as  of  September  30,  2004.

(F)     Gain  on  extinguishment  of  debt
---     ----------------------------------

The Company realized a gain on extinguishment of debt, in the amount of $1,367,720, resulting from the conversion of: (A) 850,000 Series 2000-A 8%
Convertible Notes; (B) 550,000 10% Convertible Debentures; and the aggregate accrued interest thereon of $307,720 into a total of 85,000,000 shares of common stock (see Note 8).

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)


NOTE  5          NOTES  PAYABLE
-------          --------------

On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of September 30, 2004, the investors have not submitted any written demands for payment of these notes. In May 2004, the Company issued 11,322,968 and 6,322,968 shares of its common stock, respectively as payment on the accrued interest. As of September 30, 2004, there was accrued interest of $8,831 related to the $700,000 note and prepaid interest of $12,799 relating to the $250,000 note.

On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $34,166 as of September 30, 2004. The Company has repaid $191,000 as of September 30, 2004, leaving an unpaid balance of $136,000.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)


The  following  schedule  reflects  notes  payable  as  of  September  30, 2004:

8% note payable, unsecured, due 90
days after demand. . . . . . . . .  $     700,000

8% note payable, unsecured, due 90
days after demand. . . . . . . . .        250,000

20% note payable, personally
guaranteed by CEO, due September
30, 2003                             (A)  136,000
                                    -------------
Total. . . . . . . . . . . . . . .  $   1,086,000
                                    =============

(A)  In  default  as  of  September 30,  2004.

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

NOTE  6     INVESTMENT  IN  MARKETABLE  SECURITIES
-------     --------------------------------------

In connections with a settlement agreement with ICOA, Inc. as of December 31, 2003, the Company owned 1,500,000 shares of ICOA, Inc. During the first quarter of 2004, the Company sold these marketable securities, resulting in a realized gain of $16,831. which is included in other income, net.

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

                         GO ONLINE NETWORKS CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER  30, 2004 AND 2003
                          ----------------------------
                                   (UNAUDITED)

NOTE  8     STOCKHOLDERS'  DEFICIENCY
-------

On April 2, 2004, the Company increased its authorized shares of common stock from 200,000,000 to 850,000,000 shares at $.001 par value. During the three month period ended September 30, 2004, the Company issued 85,000,000 shares of common stock in payment of principal and accrued interest on notes payable of $1,707,720. The Company recognized a gain of $1,367,720 from the conversion of the debt which is included in the accompanying statement of operations.


SUBSEQUENT  EVENTS
------------------

Subsequent to the quarter ended September 30, 2004, the Company registered and is in the process of issuing 19,125,000 shares of its common stock to certain employees and consultants for past salaries and professional services rendered to the Company. The common stock is valued at $.004 per share. The value of the services provided was approximately $76,500.

The Company has entered into a tentative securities purchase agreement between the Company and Used Computer Solutions, Inc.(Buyer), for the purchase of 25,000,000 shares of the Company's common stock. The Buyer will execute the purchase by providing $50,000 in funding plus an additional $125,000 letter of credit to the Digital West (Company's subsidiary), so that Digital West can purchase merchandise from the Buyer for resale. This tentative agreement is scheduled to close in November 2004.

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

Results  of  Operations

NINE  MONTHS  ENDED  SEPTEMBER  30,  2004 COMPARED TO
NINE  MONTHS ENDED  SEPTEMBER  30,  2003

     Our net income during the nine months ended September 30, 2004 was 678,898 compared to a net loss of $1,063,362 for the same period in 2003. This net income does not reflect our actual operations during the period as it includes a non-recurring gain of $1,367,720 resulting from gain attributable to extinguishment of our Series 2000-A 8% Convertible Notes upon the issuance of 85,000,000 shares of our common stock. Our operations during the period resulted in approximately $482,156 in operating losses compared to $293,647 during the comparable period in 2003. This reflects primarily a substantial decrease in revenues as a result of reduction in product volume for refurbishment from our primary retail supplier, together with a similar substantial reduction in cost of revenues. Our operating expenses decreased from $1,209,170 for the nine months ended September 30, 2003 to $556,546 for the nine months ended September 30, 2004, substantially as a result in reduction of general and administrative expense and salaries resulting from moving our facility and reducing our work force to compensate for the reduction in refurbishment business, as well as a substantial reduction in legal and professional fees incurred and reduced rent. Interest expense was $210,429 in the nine months ended September 30, 2004 compared to $782,034 in the nine months ended September 30, 2003. We were able to reduce our interest expense primarily upon conversion of outstanding debt to equity, and the issuance of common shares at a discount.

     For the nine months ended September 30, 2004 we had revenues of $655,155 compared to $6,446,581 for the nine months ended September 30, 2003, a decrease of approximately 89.8%. This substantial reduction in revenues is directly attributable to the reduction of our refurbishment business. Cost of revenues was comparably substantially reduced from $5,531,058 for the nine months ended September 30, 2003 to $580,765 for the nine months ended September 30, 2004.

     The Company's gross margins for the nine months ended September 30, 2004 were approximately 11.4% as compared to 14.2% for the nine months ended
September 30, 2003. This decrease in gross margin was the result of non-recurring purchases which the Company was able to make during the period and then quickly resell to assist with the Company's cashflow. As a consequence, the change in gross margin does not reflect the Company's historical operating results and may not be indicative of potential future gross margins for the Company's products.

     We took substantial steps to reduce our operating costs by moving our facility to a more appropriately sized facility given our business and reducing other overhead costs including salaries. This resulted in a reduction of operating costs of $1,209,170 for the nine months ended September 30, 2003 to $556,546 for the nine months ended September 30, 2004. We also had substantially reduced legal and other professional fees and a substantial reduction in rent.


THREE  MONTHS  ENDED  SEPTEMBER  30,  2004 COMPARED TO
THREE  MONTHS ENDED  SEPTEMBER  30,  2003

     Our net income during the three months ended September 30, 2004 was 1,197,577 compared to a net loss of $430,526 for the same period in 2003. This net income does not reflect our actual operations during the period as it includes a non-recurring gain of $1,367,720 resulting from gain attributable to extinguishment of our Series 2000-A 8% Convertible Notes upon the issuance of 85,000,000 shares of our common stock. Our operations during the period resulted in approximately $88,188 in operating losses compared to $355,291 during the comparable period in 2003. This reflects primarily a substantial decrease in revenues as a result of reduction in product volume for refurbishment from our primary retail supplier, together with a similar substantial reduction in cost of revenues. Interest expense was $83,825 in the three months ended September 30, 2004 compared to $76,365 in the three months ended September 30, 2003. We anticipate that our interest expense will continue to decrease as a result of conversion of outstanding debt to equity.

     For the three months ended September 30, 2004 we had revenues of $141,303 compared to $1,128,618 for the three months ended September 30, 2003. This substantial reduction in revenues is directly attributable to the reduction of our refurbishment business. Cost of revenues was comparably substantially reduced from $1,199,921 for the three months ended September 30, 2003 to $117,211 for the three months ended September 30, 2004.

     The Company's gross margins for the three months ended September 30, 2004 were approximately 17.0% as compared to a negative gross margin of 6.3% for the three months ended September 30, 2003. This increase in gross margin reflects improvements in reductions of cost of revenues during this period, and reflects the overall trend of the company towards higher profit margins on sales. The Company from time to time has purchased and then resold goods at reduced margins in order to generate cash flow, but was not required to do so during the three months ended September 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2004, we had total assets of $215,723, compared to $553,776 as of December 31, 2003. This change was attributable primarily to continuing reduction in inventory, accounts receivable, cash and other assets in our Digital West division.

     Our current liabilities were substantially reduced from $4,453,096 at December 31, 2003 to $2,992,122 at September 30, 2004. This is the direct result of conversion of all of our Series 2000-A 8% Convertible Notes into 85,000,000 shares of common stock, resulting in $1,367,720 in nonrecurring gain. All of our other convertible notes and debentures are now considered current liabilities and a substantial portion of the convertible notes and debentures are in default.

     At September 30, 2004, our stockholders' deficiency was $2,776,399 as compared to $3,899,320 at December 31, 2003, again primarily resulting from a combination of the nonrecurring gain on extinguishment of the Series 2000-A 8% Convertible Notes and resulting from our loss from continuing operations.

     We made no material capital expenditures during the nine months ended September 30, 2004.

     During fiscal 2003 and early 2004, our ability to service our outstanding Convertible notes and debentures was severely restricted as a result of our reaching our limit on available common stock when we reached our authorized capital limit. On April 2, 2004, we held a shareholders meeting and increased our authorized common stock from 200,000,000 shares to 850,000,000 shares. This has permitted us to properly service our outstanding convertible notes and debentures (including without limitation the conversion of our Series 2000-A 8% Convertible Notes into equity) and will also permit us to utilize equity for potential future financing. We are currently in negotiations with the holders of other components of our convertible debt to settle outstanding obligations at a discount.

     The Company has entered into a tentative securities purchase agreement between the Company and Used Computer Solutions, Inc.(Buyer), for the purchase of 25,000,000 shares of the Company's common stock. The Buyer will execute the purchase by providing $50,000 in funding plus an additional $125,000 letter of credit to the Digital West (Company's subsidiary), so that Digital West can purchase merchandise from the Buyer for resale. This tentative agreement is scheduled to close in November 2004.

     We believe that proceeds from our previous financings, together with our other resources and expected revenues and potential financings, will be sufficient to cover working capital requirements for at least twelve months. Now that we have sufficient available authorized shares, we can obtain financing through sales of equity securities if financing needs require us to do so (as the Company has been able to successfully do in the past). As reflected in the immediately prior paragraph, the Company is working to obtain new business lines, to improve Company revenues. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support our operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings.

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

     The Company warrants any hardware product against defects in material and workmanship under normal use for a period of ninety (90) days commencing on the date of original purchase. The Company covers the cost to repair or replace all necessary components while the product is under warranty. The Company has the option of replacing any defective part(s) with new part(s) or with serviceable refurbished parts that are equivalent to new parts in performance. All replacement parts or products are warranted for the remainder of the original warranty period. Warranty costs for the nine months ended September 30, 2004 were not material.

Long-lived  Assets

     The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the nine months ended September 30, 2004, the Company determined that there were no long-lived assets that were impaired.

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

     Joseph M. Naughton, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Naughton completed his evaluation.

Changes  in  Internal  Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

     In February 2003, James Schwartz and Joyce Schwartz as Trustees of the Schwartz Family Trust ("Schwartz") filed an action against Go Online Networks Corporation, Digital West and Digital West's former president Andrew Hart in Los Angeles County California Superior Court for Fraudulent Conveyance of Property and Setting Aside a Transfer of Assets. As against Go Online and Digital West the action seeks an order (i) that the agreement by which Go Online purchased Digital West's stock be declared void, (ii) that the transfer of Schwartz' purported 49% interest in Digital West to Go Online be declared void and (iii) that the releases of $881,000 in promissory notes from Digital West to Schwartz which were part of the stock sale be declared void. The action is based on allegations that Hart (who was Schwartz' son-in-law at the time) forged Schwartz' signature on the Stock Purchase agreement and that Go Online knew or should have known about the forgery. Hart denies any forgery. This matter is presently in the discovery stage. The Company believes that this matter will not result in any liability or obligation of the Company and that the most likely outcome is potential liability of Hart to the Company and/or Schwartz. The Company is vigorously prosecuting a counter claim against Hart and defending any claims by Schwartz. A hearing set in May 2004 to determine whether the case should be set for tyrial was postponed indefinitely. In addition, the Company received from Schwartz' counsel a written demand that Digital West pay $881,000, which Schwartz contends is due under a later consolidated promissory note from Digital West. The Company was not previously aware of this consolidated note. However, based on the records of Digital West, it appears that Schwartz may already have been paid on this note.

ITEM  2     CHANGES  IN  SECURITIES

     On April 2, 2004, the Company increased its authorized shares of common stock from 200,000,000 to 850,000,000 shares at $.001 par value.

     During the three month period ended September 30, 2004, the Company issued 85,000,000 shares of common stock in payment of accrued interest on notes payable of $1,707,720. The Company recognized a gain of $1,367,720 from the conversion of the debt.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

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

     On September 28, 2004, the Company issued 63,750,000 shares of common stock to convert all the outstanding principal and interest into equity.

     In September and November 2000, the Company sold an aggregate of $550,000 of convertible debentures payable bearing interest at 10%. The debentures matured during July 2002. The debentures are convertible into common stock of the Company at the lower of 60% of the average market closing price for the ten days prior to conversion or $.18 per share. As of September 30, 2004, the Company converted all of the outstanding principal and accrued interest into equity by issuing the holder of the convertible dentures 21, 250,000 shares of common stock.

     On May 3, 2001, the Company issued a $500,000, 8% convertible debenture due May 3, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. Any individual holder of the convertible debentures cannot convert if the conversion would result in their holding more than 4.99% of the Company's issued and outstanding common stock. The convertible debenture is collateralized by 2,000,000 shares of the Company's common stock owned by the Company's CEO. In addition to the convertible debenture, the Company issued the holder a warrant to purchase 1,000,000 shares of the Company's common stock at 110% of the average of the three lowest closing bid prices of the ten closing bid prices of the Company's common stock, prior to closing on May 3, 2001 (or $0.06196 per share) and is exercisable until May 3, 2006. During 2002, $16,228 of the convertible debentures was converted into common stock leaving a remaining balance of $483,772. Accrued interest payable on this debenture was $348,013 as of September 30, 2004.

     On December 18, 2001, the Company issued a $250,000, 8% convertible debenture due December 18, 2003. The debenture is convertible at the lower of 80% of the average of the ten lowest closing prices for the Company's common stock for the thirty trading days prior to the closing date of the issuance of the debentures or 80% of the average of the ten lowest closing bid prices for the Company's common stock for the sixty trading days prior to the conversion dates. In addition, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at an adjustable purchase price based on the fair market value of the Company's common stock. Accrued interest on this debenture was $56,461 as of September 30, 2004.

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

     The Company had two notes payable outstanding from loans made in 1995 for $49,500 and $52,500, respectively, bearing interest at 7% per annum. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock at a rate of $.125 per share. As of September 30, 2004, the lenders have not demanded payment of the outstanding principal balance and accrued interest thereon. Accrued interest payable on these notes was $35,417 and $37,439, respectively, as of September 30, 2004.

     On February 28, 2003, the Company issued two promissory notes in the amounts of $700,000 and $250,000 to two investors, respectively, for repayment of advances received during 2000. Previously, these amounts were included in advances payable on the balance sheet. The notes accrue interest of 8% per annum and are due 90 days after a written demand from the investors. As of September 30, 2004, the investors have not submitted any written demands for payment of these notes. In May 2004, the Company issued 11,322,968 and 6,322,968 shares of its common stock, respectively as payment on the accrued interest. As of September 30, 2004, there was accrued interest of $8,831 related to the $700,000 note and prepaid interest of $12,799 relating to the $250,000 note.

     On June 4, 2003, the Company issued a promissory note guaranteed by the CEO with an effective interest rate of 21% in the amount of $545,000 to an unrelated investor. The proceeds from this note were used to acquire inventory. The note payable was due July18, 2003, however, the Company repaid the total principal balance as of August 26, 2003. The Company did not record any default or late fees because the unrelated investor waived its rights under the provisions of the promissory note. The Company also paid commitment fees totaling $35,000, which has been included in interest expense during year ended December 31, 2003. On August 21, 2003, the Company issued a promissory note in the amount of $327,000 to the same investor. The proceeds of this note were used to pay the remaining balance due to a vendor under a previous financing arrangement. The note was non-interest bearing to the date of maturity, September 30, 2003, and upon default the note bears interest at 20% per annum from the default date. As of September 30, 2003, the Company was unable to repay the debt. Therefore, subsequent to this date, the Company is accruing interest on the note at the rate of 20% per annum until paid in full. The Company has accrued interest in the amount of $34,166 as of September 30, 2004. The Company has repaid $191,000 as of September 30, 2004, leaving an unpaid balance of $136,000.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None during the three months ended September  30,  2004.

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

Dated:          November 12, 2004        Go  Online  Networks  Corporation


                                        /s/  Joseph  M.  Naughton
                                        -------------------------
                                        Joseph  M.  Naughton,
                                        Chairman,  Chief  Operating  and
                                        Financial  Officer  and  Director